Form 10QSB
period 2003-01-31
COMMERCIAL PROPERTY CORP
filed 2004-09-14
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0000-4494


                     Commercial Property Corporation
                     -------------------------------
                (Name of Small Business Issuer in its Charter)


         Delaware                                      13-5661446
         --------                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No                  (2)  Yes X   No
        ---     ---                       ---    ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           August 31, 2004

                              1,027,326
                              ---------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                         January 31, 2003

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                               January 31,      October 31,
                                                   2003             2002
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $   1,121      $      1,121
 Related party advances                               4,061             3,811
                                                  ---------      ------------
  Total Current Liabilities                           5,182             4,932
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value, 3,000,000
     shares authorized, 1,027,326 shares issued
      and outstanding                                10,273           10,273
     Capital in excess of par value               2,021,849        2,021,849
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (25,340)         (25,090)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)       (5,182)          (4,932)
                                                  ---------       ----------
                                                  $       -       $        -
                                                  =========       ==========

Note: The balance sheet at October 31, 2002 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2003          2002     January, 31, 2003
REVENUES                              $      -  $      -          $       -
                                      --------  --------          ---------
EXPENSES
 General and administrative                250       409             25,340
                                      --------  --------          ---------
LOSS FROM OPERATIONS                      (250)     (409)           (25,340)

CURRENT INCOME TAX EXPENSE                   -         -                  -

DEFERRED INCOME TAX EXPENSE                  -         -                  -
                                      --------  --------          ---------
NET LOSS                              $   (250) $   (409)         $ (25,340)
                                      ========  ========          =========
LOSS PER COMMON SHARE                 $   (.00) $   (.00)         $    (.03)
                                      ========  ========          =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2003          2002     January, 31, 2003
Cash Flows from Operating Activities:
  Net loss                                $    (250)  $     (409)  $ (25,340)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable        -          409       1,121
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                             (250)           -      (5,256)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Related party advances                        250            -       4,061
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                  250            -       5,256
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through January 31, 2003:
    In April 1998, the Company issued 871,250 shares of common stock for services rendered valued at $8,713.

    In March 1998, the Company issued 102,500 shares of common stock for services rendered valued at $10,250.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Commercial Property Corporation ("the Company") was organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. but later changed its name to Parker-Levitt Corporation. The Company has been known as Commercial Property Corporation since 1977. The Company had previously entered into several business acquisitions with subsidiaries and held various limited partnership interests. The operations of the Company were not successful and the Company discontinued the majority of its operations by 1981. In 1984, the Company had its corporate charter canceled by the State of Delaware. In 1997, the Company issued common stock which resulted in a change in control. The Company is considered to have re-entered into a new development stage on November 19, 1997. In June 2003, the Company was also reinstated with the State of Delaware. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition and present management of the Company will likely resign and be replaced by the principals of the operating company.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2002 audited financial statements. The results of operations for the periods ended January 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 3].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

                COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Reclassification - The financial statements for years prior to January 31, 2003 have been reclassified to conform to the headings and classifications used in the January 31, 2003 financial statements.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2003, the Company had available unused operating loss carryforwards of approximately $25,300, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,800 and $3,800 as of January 31, 2003 and October 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $0 during the three months ended January 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - An officer/shareholder of the Company has paid expenses totaling $4,061 on behalf of the Company. The advances are due on demand and bear no interest.

Management Compensation - During the three months ended January 31, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2003          2002     January, 31, 2003

  Loss available to common
   shareholders (numerator)          $   (250)  $   (409)       $ (25,340)
                                     --------   --------        ---------

   Weighted average number of common
   shares outstanding used in loss
   per share during the period
   (denominator)                    1,027,326  1,027,326          950,389
                                    ---------  ---------        ---------

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended January 31, 2003, or to date.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from makers of management.

Item 3.   Controls and Procedures.
----------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1 302 Certification of David C. Merrell

               31.2 302 Certification of Corie Merrell

               32   906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                        Commercial Property Corporation

Date: 9/14/2004                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 9/14/2004                         By/S/Corie Merrell
     ----------                         -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer