Form 10KSB
period 2003-10-31
COMMERCIAL PROPERTY CORP
filed 2004-09-14
CIK 76348

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                               OF 1934

             For the fiscal year ended October 31, 2003


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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: October 31, 2003 - None.

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

     Copies of our Articles of Incorporation, as amended, are attached to our 10KSB Annual Report for the year ended October 31, 2002. See Part III, Item 13.

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

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part II, Item 9.

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

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended October 31, 2003, 2002 and 2001, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Item 7 of this Report.

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

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

     Although our Company intends to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended October 31, 2003, was approximately 681; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of August 31, 2004, there were approximately 681 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end October 31, 2003, or since 1981.

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

Item 7.  Financial Statements.
------------------------------

     Independent Auditors' Report

     Balance Sheets, October 31, 2003, 2002 and 2001

     Statements of Operations, for the years ended October 31, 2003, 2002 and 2001 and from the re-entering of development stage on November 19, 1997 through October 31, 2003

     Statements of Stockholders' Equity (Deficit), from the re-entering of development stage on November 19, 1997 through October 31, 2003

     Statements of Cash Flows, for the years ended October 31, 2003, 2002 and 2001 and from the re-entering of development stage on November 19, 1997 through October 31, 2003

     Notes to the Financial Statements

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                  OCTOBER 31, 2003, 2002 AND 2001

                             CONTENTS


     Independent Auditors' Report                                           1

     Balance Sheets, October 31, 2003, 2002 and 2001                        2

     Statements of Operations, for the years ended October 31, 2003,
     2002 and 2001 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2003                             3

     Statements of Stockholders' Equity (Deficit), from the re-entering
     of development stage on November 19, 1997 through October 31, 2003     4

     Statements of Cash Flows, for the years ended October 31, 2003,
     2002 and 2001 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2003                             5

     Notes to the Financial Statements                                  6 - 9

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
COMMERCIAL PROPERTY CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheets of Commercial Property Corporation [a development stage company] at October 31, 2003, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2003, 2002 and 2001 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Commercial Property Corporation [a development stage company] as of October 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years ended October 31, 2003, 2002 and 2001 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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


/s/Pritchett, Siler & Hardy, P.C.

December 17, 2003
Salt Lake City, Utah

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                         BALANCE SHEETS

                              ASSETS

                                                    October 31,
                                           2003        2002         2001
CURRENT ASSETS

 Cash                                    $        -  $          - $        -
                                         ----------  ------------ ----------
  Total Current Assets                            -             -          -
                                         ----------  ------------ ----------
                                         $        -  $          - $        -
                                         ==========  ============ ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $   10,224  $      1,121 $        -
 Related party advances                       4,576         3,811      3,811
                                         ----------  ------------ ----------
  Total Current Liabilities                  14,800         4,932      3,811
                                         ----------  ------------ ----------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                      -             -          -
                                         ----------  ------------ ----------
  Total Liabilities                          14,800         4,932      3,811
                                         ----------  ------------ ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.01 par value,
  3,000,000 shares authorized;
  1,027,326 shares issued and
  outstanding                                10,273        10,273     10,273
 Capital in excess of par value           2,021,849     2,021,849  2,021,849
 Retained (deficit)                      (2,011,964)   (2,011,964)(2,011,964)
 Deficit accumulated during the
  development stage                         (34,958)      (25,090)   (23,969)
                                         ----------   ----------- ----------
  Total Stockholders' Equity (Deficit)      (14,800)       (4,932)    (3,811)
                                         ----------   ----------- ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                       $        -   $         - $        -
                                         ==========   =========== ==========

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                                                                   From the
                                                                Re-entering of
                                         For the             Development Stage
                                        Year Ended             on November 19,
                               ----------------------------     1997 through
                                 2003      2002       2001   October, 31, 2003
REVENUES                       $     -  $       -  $      -      $       -
                               -------  ---------  --------      ---------
EXPENSES
 General and administrative      9,868      1,121       250         34,958
                               -------  ---------  --------      ---------
LOSS FROM OPERATIONS            (9,868)    (1,121)     (250)       (34,958)

CURRENT INCOME TAX EXPENSE           -          -         -              -

DEFERRED INCOME TAX EXPENSE          -          -         -              -
                               -------  ---------  --------      ---------
NET LOSS                       $(9,868) $  (1,121) $   (250)     $ (34,958)
                               =======  =========  ========      =========
LOSS PER COMMON SHARE          $  (.01) $    (.00) $   (.00)     $    (.04)
                               =======  =========  ========      =========

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2003
                                                                     Deficit
                                                                   Accumulated
                                               Capital in           During the
                              Common Stock     Excess of  Retained Development
                            Shares    Amount   Par Value    Deficit   Stage
BALANCE, November 19, 1997  25,260  $   252  $2,011,712  $(2,011,964)$      -

Capital contribution             -        -         695            -        -

Issued 102,500 shares of
common stock for services
rendered valued at $10,250
or $.10 per share,
March 1998                 102,500    1,025       9,225            -        -

Issued 28,316 shares of
common stock for fractional
shares in conjunction with
reverse split, April 1998   28,316      283        (283)           -        -

Issued 871,250 shares of
common stock for services
rendered valued at $8,713,
or $.01 per share, April
1998                       871,250    8,713           -            -        -

Net loss for the period
ended October 31, 1998           -        -           -            -  (19,658)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
1998                     1,027,326   10,273   2,021,349   (2,011,964) (19,658)

Capital contribution             -        -         500            -        -

Net loss for the year
ended October 31, 1999           -        -           -            -     (875)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
1999                     1,027,326   10,273   2,021,849   (2,011,964) (20,533)

Net loss for the year
ended October 31, 2000           -        -           -            -   (3,186)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
2000                     1,027,326   10,273   2,021,849   (2,011,964) (23,719)

Net loss for the year
ended October 31, 2001           -        -           -            -     (250)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
2001                     1,027,326   10,273   2,021,849   (2,011,964) (23,969)

Net loss for the year
ended October 31, 2002           -        -           -            -   (1,121)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
2002                     1,027,326   10,273   2,021,849   (2,011,964) (25,090)
                        ----------  -------  ----------  ----------- --------
Net loss for the year
ended October 31, 2003           -        -           -            -   (9,868)
                        ----------  -------  ----------  ----------- --------
BALANCE, October 31,
2003                     1,027,326   10,273   2,021,849   (2,011,964) (34,958)
                        ==========  =======  ==========  =========== ========

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                                                                   From the
                                                                Re-entering of
                                         For the             Development Stage
                                        Year Ended             on November 19,
                               ----------------------------     1997 through
                                 2003      2002       2001   October, 31, 2003
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                      $ (9,868) $ (1,121) $    (250)    $ (34,958)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Stock issued for services
   rendered                           -         -          -        18,963
  Changes in assets and
   liabilities:
    Increase (decrease) in
     accounts payable,            9,103     1,121          -        10,224
                                -------  --------  ---------     ---------
   Net Cash (Used) by Operating
   Activities                      (765)        -       (250)       (5,771)
                                -------  --------  ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:                           -         -          -             -
                                -------  --------  ---------     ---------
   Net Cash Provided by
   Investing Activities               -         -          -             -
                                -------  --------  ---------     ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Capital contributions                -         -          -         1,195
 Related party advances             765         -        250         4,576
                                -------  --------  ---------     ---------
   Net Cash Provided by
   Financing Activities             765         -        250         5,771
                                -------  --------  ---------     ---------
Net Increase (Decrease) in Cash       -         -          -             -

Cash at Beginning of the Year         -         -          -             -
                                -------  --------  ---------     ---------
Cash at the End of the Year     $     -  $      -  $       -     $       -
                                =======  ========  =========     =========
Supplemental Disclosures of
Cash Flow Information:
 Cash paid during the period for:
  Interest                      $     -  $      -  $       -     $       -
  Income taxes                  $     -  $      -  $       -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 From the re-entering of development stage on November 19, 1997 through October 31, 2003:
   In April 1998, the Company issued 871,250 shares of common stock for services rendered valued at $8,713.

   In March 1998, the Company issued 102,500 shares of common stock for services rendered valued at $10,250.

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Commercial Property Corporation ("the Company") was organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp., but later changed its name to Parker-Levitt Corporation. The Company has been known as Commercial Property Corporation since 1977. The Company was previously engaged in various real estate and development projects. The Company had entered into several business acquisitions with subsidiaries and held various limited partnership interests. The operations of the Company were not successful and the Company discontinued the majority of its operations by 1981. In 1984, the Company had its corporate charter canceled by the State of Delaware. In 1997, the Company issued common stock which resulted in a change in control. The Company is considered to have re-entered into a new development stage on November 19, 1997. In June 2003, the Company was reinstated with the State of Delaware. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition and present management of the Company will likely resign and be replaced by the principals of the operating company.

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

Reclassification - The financial statements for years prior to October 31, 2003 have been reclassified to conform to the headings and classifications used in the October 31, 2003 financial statements.

NOTE 2 - CAPITAL STOCK

Common Stock - In March 1998, the Company issued 102,500 shares of its previously authorized but unissued common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed.

In April 1998, the Company effected a 100-for-1 reverse stock split. No shareholder was to be reduced to less than 50 shares; therefore, an additional 28,316 shares were issued in conjunction with the reverse split. The financial statements have been restated, for all periods presented, to reflect the stock split.

In April 1998, the Company issued 871,250 shares of its previously authorized but unissued common stock for services valued at $8,713.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 2003, 2002 and 2001, respectively, the Company had available unused operating loss carryforwards of approximately $35,000, $25,000 and $24,000, which may be applied against future taxable income and which expire in various years through 2023.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,200, $3,800 and $3,600 as of October 31, 2003, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,400, $200 and $0 during the years ended October 31, 2003, 2002 and 2001, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - An officer/shareholder of the Company has paid expenses totaling $4,576 on behalf of the Company. The advances are due on demand and bear no interest.

Management Compensation - During the years ended October 31, 2003, 2002 and 2001, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                                                   From the
                                                                Re-entering of
                                         For the             Development Stage
                                        Year Ended             on November 19,
                               ----------------------------     1997 through
                                 2003      2002       2001   October, 31, 2003
Loss available to common
shareholders (numerator)      $(9,868)   $(1,121)   $ (250)       $(34,958)
                              -------    -------    -------       --------
Weighted average number
of common shares
outstanding used in loss
per share during the
period (denominator)        1,027,326  1,027,326 1,027,326         960,059
                            ---------  --------- ---------        --------

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

Item 8(a).  Controls and Procedures.
------------------------------------

     Within 90 days prior to the date of this Annual Report and as of the period covered thereby or October 31, 2003, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending October 31, 2003, and 2002, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
David C.      10/31/03   0     0     0         0        0      0       0
Merrell       10/31/02   0     0     0         0        0      0       0
President     10/31/01   0     0     0         0        0      0       0
Director

Corie Merrell 10/31/03   0     0     0         0        0      0       0
Sec/Tres      10/31/02   0     0     0         0        0      0       0
Director      10/31/01   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending October 31, 2003, 2002 and 2001, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of October 31, 2003, and 2002, and to the date hereof:

                                         Number and Percentage of
                                         Shares Beneficially Owned
                                         ----------------------------

Name and Address                          10/31/02    10/31/03 and Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of October 31, 2003 and 2002, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          10/31/02    10/31/03 and currently
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

3.1       Articles of Incorporation dated November 15, 1955.*

3.2       Articles of Amendment to the Articles of Incorporation dated May 8,
          1968.*

3.3       Articles of Amendment to the Articles of Incorporation dated April
          25, 1969.*

3.3 Articles of Amendment to the Articles of Incorporation dated November 19, 1976.*

3.4 Articles of Amendment to the Articles of Incorporation dated December 13, 1976.*

3.5       Articles of Amendment to the Articles of Incorporation dated June
          23, 1977.*

3.6 Articles of Amendment to the Articles of Incorporation dated October 18, 1982.*

31.1      Certification of David C. Merrell.

31.2      Certification of Corie Merrell.

32        906 Certification.

          (ii)

          None.

*Previously filed and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Commercial Property Corporation by its principal accountants during the fiscal years ended October 31, 2003, 2002 and 2001:

     Fee category               2003           2002          2001
     ------------               ----           ----          ----

     Audit fees                 $0             $0            $0

     Audit-related fees         $0             $0            $0

     Tax fees                   $0             $0            $0

     All other fees             $0             $0            $0
                                ------         ------        ------
     Total fees                 $0             $0            $0

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