Form 10QSB
period 2004-01-31
COMMERCIAL PROPERTY CORP
filed 2004-09-14
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2004

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

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         January 31, 2004

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                               January 31,      October 31,
                                                   2004             2003
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  10,015      $     10,224
 Related party advances                               5,129             4,576
                                                  ---------      ------------
  Total Current Liabilities                          15,144            14,800
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -
                                                  ---------      ------------
  Total Liabilities                                  15,144            14,800
                                                  ---------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value, 3,000,000
     shares authorized, 1,027,326 shares issued
      and outstanding                                10,273           10,273
     Capital in excess of par value               2,021,849        2,021,849
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (35,302)         (34,958)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (15,144)         (14,800)
                                                  ---------       ----------
                                                  $       -       $        -
                                                  =========       ==========

Note: The balance sheet at October 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2004          2003     January, 31, 2004
REVENUES                              $      -  $      -          $       -
                                      --------  --------          ---------
EXPENSES
 General and administrative                344       250             35,302
                                      --------  --------          ---------
LOSS FROM OPERATIONS                      (344)     (250)           (35,302)

CURRENT INCOME TAX EXPENSE                   -         -                  -

DEFERRED INCOME TAX EXPENSE                  -         -                  -
                                      --------  --------          ---------
NET LOSS                              $   (344) $   (250)         $ (35,302)
                                      ========  ========          =========
LOSS PER COMMON SHARE                 $   (.00) $   (.00)         $    (.04)
                                      ========  ========          =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2004          2003     January, 31, 2004
Cash Flows from Operating Activities:
  Net loss                                $    (344)  $     (250)  $ (35,302)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable     (209)           -      10,015
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                             (553)        (250)     (6,324)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related party                   553          250       5,129
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                  553          250       6,324
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through January 31, 2004:
    In April 1998, the Company issued 871,250 shares of common stock for services rendered valued at $8,713.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2003 audited financial statements. The results of operations for the periods ended January 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Reclassification - The financial statements for periods prior to January 31, 2004 have been reclassified to conform to the headings and classifications used in the January 31, 2004 financial statements.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2004, the Company had available unused operating loss carryforwards of approximately $35,300, which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,300 and $5,200 as of January 31, 2004 and October 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $100 during the three months ended January 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $5,129 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the three months ended January 31, 2004 and 2003, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE


  The following data shows the amounts used in computing loss per share:

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2004          2003     January, 31, 2004

  Loss available to common
   shareholders (numerator)          $   (344)  $   (250)       $ (35,302)
                                     --------   --------        ---------

   Weighted average number of common
   shares outstanding used in loss
   per share during the period
   (denominator)                    1,027,326  1,027,326          962,792
                                    ---------  ---------        ---------

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended January 31, 2004 or to the date hereof.

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