Form 10QSB
period 2004-07-31
COMMERCIAL PROPERTY CORP
filed 2004-09-20
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2004

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

                           September 30, 2004

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

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           July 31, 2004

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                                                       PAGE




     Unaudited Condensed Balance Sheets,
          July 31, 2004 and October 31, 2003                2

     Unaudited Condensed Statements of Operations,
          for the three and nine months ended July 31,
          2004 and 2003 and from the re-entering of
          development stage on November 19, 1997
          through July 31, 2004                             3

     Unaudited Condensed Statements of Cash Flows,
          for the nine months ended July 31, 2004
          and 2003 and from the re-entering of
          development stage on November 19, 1997
          through July 31, 2004                             4

     Notes to Unaudited Condensed Financial Statements   5 - 8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                 July 31,      October 31,
                                                   2004             2003
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  20,776      $     10,224
 Related party advances                               5,243             4,576
                                                  ---------      ------------
  Total Current Liabilities                          26,019            14,800
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -
                                                  ---------      ------------
  Total Liabilities                                  26,019            14,800
                                                  ---------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value, 3,000,000
     shares authorized, 1,027,326 shares issued
      and outstanding                                10,273           10,273
     Capital in excess of par value               2,021,849        2,021,849
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (46,177)         (34,958)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (26,019)         (14,800)
                                                  ---------       ----------
                                                  $       -       $        -
                                                  =========       ==========

Note: The balance sheet at October 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                   From the
                                                                Re-entering of
                               For the Three   For the Nine  Development Stage
                               Months Ended    Months Ended    on November 19,
                                 July 31,        July 31,        1997 through
                              2004     2003    2004       2003   July 31, 2004
REVENUES                       $    -  $    -  $      -  $      -  $       -
                               ------  ------  --------  --------  ---------
EXPENSES
 General and administrative    10,819       -    11,219       250     46,177
                               ------  ------  --------  --------  ---------
LOSS FROM OPERATIONS          (10,819)      -   (11,219)     (250)   (46,177)

CURRENT INCOME TAX EXPENSE          -       -         -         -          -

DEFERRED INCOME TAX EXPENSE         -       -         -         -          -
                               ------  ------  --------  --------  ---------
NET LOSS                     $(10,819) $    -  $(11,219) $   (250) $ (46,177)
                               ======  ======  ========  ========  =========
LOSS PER COMMON SHARE         $  (.01) $    -  $   (.01) $   (.00) $    (.05)
                               ======  ======  ========  ========  =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                     Nine Months Ended        on November 19,
                                            July 31,           1997 through
                                      2004          2003        July 31, 2004
Cash Flows from Operating Activities:
  Net loss                                $ (11,219)  $     (250)  $ (46,177)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable   10,552            -      20,776
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                             (667)        (250)     (6,438)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related party                   667          250       5,243
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                  667          250       6,438
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through July 31, 2004:
    In April 1998, the Company issued 871,250 shares of common stock for services rendered valued at $8,713.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2003 audited financial statements. The results of operations for the periods ended July 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Reclassification - The financial statements for years prior to July 31, 2004 have been reclassified to conform to the headings and classifications used in the July 31, 2004 financial statements.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2003, the Company had available unused operating loss carryforwards of approximately $46,100, which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,900 and $5,200 as of July 31, 2004 and October 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the nine months ended July 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $5,243 on behalf of the Company, including $667 during the nine months ended July 31, 2004. The advances are due on demand and bear no interest.

     Management Compensation - During the nine months ended July 31, 2004 and 2003, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                    From the
                                                                Re-entering of
                               For the Three For the Nine Development Stage Months Ended Months Ended on November 19,
                                 July 31,        July 31,        1997 through
                              2004     2003    2004       2003  July 31, 2004
  Loss available to common
   shareholders (numerator) $(10,819) $    -   $(11,219)  $   (250) $ (46,177)
                             -------  ------   --------   --------  ---------

   Weighted average number
   of common shares
   outstanding used in loss
   per share during the
   period (denominator)    1,027,326 1,027,326 1,027,326 1,027,326   953,833
                           --------- --------- --------- --------- ---------

     Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company has not been active for 20 years, since it discontinued its real estate operations. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because the likelihood that a 20-year old liability would not still be valid, no amount has been accrued in these financial statements for any such contingencies.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended July 31, 2004, or to the date of this Quarterly Report.

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

                                        Commercial Property Corporation

Date: 9/20/2004                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 9/20/2004                         By/S/Corie Merrell
     ----------                         -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer