Form 10KSB/A
period 2002-10-31
COMMERCIAL PROPERTY CORP
filed 2004-10-21
CIK 76348

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB/A-1

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

          Charter Amendments and Re-capitalizations.
          ------------------------------------------

          The following amendments and/or re-capitalizations were effected by us in accordance with the Delaware General Corporations Code:

          * Our Board of Directors determined that there would be no preemptive rights for the holders of our Company's par value common voting stock (December 8, 1955).

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
------
          (i)

3.1       Articles of Incorporation dated November 15, 1955.

3.2 Articles of Amendment to the Articles of Incorporation dated December 8th, 1955.

3.3       Articles of Amendment to the Articles of Incorporation dated May 8,
          1968.

3.4       Articles of Amendment to the Articles of Incorporation dated April
          25, 1969.

3.5 Articles of Amendment to the Articles of Incorporation dated November 19, 1976.

3.6 Articles of Amendment to the Articles of Incorporation dated December 13, 1976.

3.7       Articles of Amendment to the Articles of Incorporation dated June
          23, 1977.

3.8       Articles of Amendment to the Articles of Incorporation dated October
          18, 1982.

31.1      Certification of David C. Merrell.

31.2      Certification of Kristine M. Rogers.

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

                                   COMMERCIAL PROPERTY CORPORATION


Date: 10/21/2004                   By: /S/David C. Merrell
     -----------                      ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 10/21/2004                   By: /S/Kristine M. Rogers
     -----------                      ----------------------
                                     Kristine M. Rogers, Secretary/Treasurer
                                     and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   COMMERCIAL PROPERTY CORPORATION


Date: 10/21/2004                   By: /S/David C. Merrell
     -----------                      ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 10/21/2004                   By: /S/Kristine M. Rogers
     -----------                       ---------------------
                                     Kristine M. Rogers, Secretary/Treasurer
                                     and Director