Form 10KSB
period 2004-10-31
COMMERCIAL PROPERTY CORP
filed 2005-02-14
CIK 76348

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                               OF 1934

             For the fiscal year ended October 31, 2004


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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: October 31, 2004 - None.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 14, 2005 - $207.33. There are approximately 207,326 shares of common voting stock of the Registrant held by non-affiliates. During the past several years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: February 14, 2005
- 1,027,326 shares of common stock.

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

     Copies of our Articles of Incorporation, as amended, were attached to our 10-KSB Annual Report for the year ended October 31, 2002. See Part III, Item 13.

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

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended October 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Item 7 of this Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years. However, we did file a Definitive Information Statement regarding Amended and Restated Articles of Incorporation and election of Directors on November 4, 2004, which is subsequent to the date of this Report. See Part III, Item 13.

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

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form
144. David C. Merrell, our current President and a director, and who beneficially owns 820,000 shares or 79.8% of our outstanding voting securities through Chiricahua Company, LLC, has executed and delivered a Registration Agreement pursuant to which he has agreed that no resale of these shares can be made unless made pursuant to a registration statement filed with the Securities and Exchange Commission; or a no action letter issued by the Securities and Exchange Commission; or an order of a federal or state court that determines that registration is not required for the resale of such shares. A copy of this Registration Agreement is attached hereto and incorporated herein by reference. See Part III, Item 13.

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no sales of "restricted securities" or other securities by us during the past three fiscal years or to the date hereof.

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended October 31, 2004, was approximately 681; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of February 14, 2005, there were approximately 681 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end October 31, 2004, or since 1981.

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

Item 7.  Financial Statements.
------------------------------

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        OCTOBER 31, 2004

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)




                             CONTENTS


     Report of Independent Registered Public Accounting Firm                1

     Balance Sheet, October 31, 2004                                        2

     Statements of Operations, for the years ended October 31, 2004 and 2003 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2004                             3

     Statement of Stockholders' Equity (Deficit), from the re-entering
     of development stage on November 19, 1997 through October 31, 2004     4

     Statements of Cash Flows, for the years ended October 31, 2004 and 2003 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2004                             5

     Notes to the Financial Statements                                 6 - 10

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
COMMERCIAL PROPERTY CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Commercial Property Corporation [a development stage company] as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2004 and 2003 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Property Corporation [a development stage company] as of October 31, 2004 and the results of its operations and its cash flows for the years ended October 31, 2004 and 2003 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 24, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                         BALANCE SHEETS

                              ASSETS

                                                        October 31,
                                                           2004
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $         -
                                                       ___________

        Total Current Assets                                     -
                                                       -----------
                                                       $         -
                                                       ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    32,187
  Advances from shareholder                                  6,163
                                                       ___________
        Total Current Liabilities                           38,350
                                                       ___________
COMMITMENTS AND CONTINGENCIES
 [See Note 7]                                                    -
                                                       ___________
        Total Liabilities                                   38,350
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,027,326 shares issued and
   outstanding                                               1,027
  Capital in excess of par value                         2,031,095
  Retained deficit                                      (2,011,964)
  Deficit accumulated during the
    development stage                                      (58,508)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (38,350)
                                                      ____________
                                                      $          -
                                                      ____________


The accompanying notes are an integral part of this financial statement.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From the
                                                             Re-entering of
                                          For the           Development Stage
                                         Year Ended          on November 19,
                                         October 31,          1997 Through
                                   ______________________      October 31,
                                       2004      2003             2004
                                   __________  __________     ____________
REVENUE                            $        -  $        -     $          -

EXPENSES:
  General and administrative           23,550       9,868          (58,508)
                                   __________  __________     ____________
LOSS FROM OPERATIONS                  (23,550)     (9,868)         (58,508)

CURRENT INCOME TAX EXPENSE                  -           -                -

DEFERRED INCOME TAX EXPENSE                 -           -                -
                                   __________  __________     ____________

NET LOSS                           $  (23,550) $   (9,868)    $    (58,508)
                                   __________  __________     ____________

LOSS PER COMMON SHARE              $     (.02) $     (.01)    $       (.06)
                                   __________  __________     ____________


The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2004

                                  Preferred Stock         Common Stock
                                ___________________    __________________
                                Shares       Amount    Shares      Amount
                                ________     ______    ________  ________
BALANCE, November 19, 1997             -          -      25,260  $     25

Capital contribution                   -          -           -         -

Issued 102,500 shares of common
stock for services rendered valued
$10,250, or  $.10 per share,
March 1998                             -          -     102,500       103

Issued 28,316 shares of common
stock for fractional shares
conjunction with reverse split,
April 1998                             -          -      28,316        28

Issued 871,250 shares of common
stock for services rendered valued
at $8,713, or $.01 per share,
April 1998                             -          -     871,250       871

Net loss for the period ended
October 31, 1998                       -          -           -         -
                                ________     ______    ________  ________
BALANCE, October 31, 1998              -          -   1,027,326     1,027

Capital contribution                   -          -           -         -

Net loss for the year ended
October 31, 1999                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 1999              -          -   1,027,326     1,027

Net loss for the year ended
October 31, 2000                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2000              -          -   1,027,326     1,027

Net loss for the year ended
October 31, 2001                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2001              -          -   1,027,326     1,027

Net loss for the year ended
October 31, 2002                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2002              -          -   1,027,326     1,027

Net loss for the year ended
October 31, 2003                       -          -           -         -
                                ________     ______    ________   _______

[CONTINUED]

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2004

                                                                Deficit
                                                              Accumulated
                             Capital in                        During the
                              Excess of        Retained       Development
                              Par Value        Deficit           Stage
                             __________        _______        __________
BALANCE, November 19, 1997  $ 2,011,939    $ (2,011,964)               -

Capital contribution                695               -                -

Issued 102,500 shares of
common stock for services
rendered valued $10,250,
or  $.10 per share,
March 1998                       10,147               -                -

Issued 28,316 shares of
common stock for fractional
shares conjunction with
reverse split, April 1998           (28)              -                -

Issued 871,250 shares of
common stock for services
rendered valued at $8,713,
or $.01 per share, April 1998     7,842               -                -

Net loss for the period ended
October 31, 1998                      -               -          (19,658)
                             __________         _______       __________
BALANCE, October 31, 1998     2,030,595      (2,011,964)         (19,658)

Capital contribution                500               -                -

Net loss for the year ended
October 31, 1999                      -               -             (875)
                             __________         _______       __________
BALANCE, October 31, 1999     2,031,095      (2,011,964)         (20,533)

Net loss for the year ended
October 31, 2000                      -               -           (3,186)
                             __________         _______       __________
BALANCE, October 31, 2000     2,031,095      (2,011,964)         (23,719)

Net loss for the year ended
October 31, 2001                      -               -             (250)
                             __________         _______       __________
BALANCE, October 31, 2001     2,031,095      (2,011,964)         (23,969)

Net loss for the year ended
October 31, 2002                      -               -           (1,121)
                             __________         _______       __________
BALANCE, October 31, 2002     2,031,095      (2,011,964)         (25,090)

Net loss for the year ended
October 31, 2003                      -               -           (9,868)
                             __________         _______       __________

The accompanying notes are an integral part of this financial statement.

                COMMERCIAL PROPERTY CORPORATION
                 [A Development Stage Company]

          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2004

                            [Continued]

                                  Preferred Stock         Common Stock
                                ___________________    __________________
                                Shares       Amount    Shares      Amount
                                ________     ______    ________  ________
BALANCE, October 31, 2003              -          -   1,027,326  $  1,027
                                ________     ______    ________  ________
Net loss for the year ended
October 31, 2004                       -          -           -         -
                                ________     ______    ________  ________
BALANCE, October 31, 2004              -          -   1,027,326  $  1,027
                                ________     ______    ________  ________

[CONTINUED]

                COMMERCIAL PROPERTY CORPORATION
                 [A Development Stage Company]

          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2004

                          [Continued]

                                                                Deficit
                                                              Accumulated
                             Capital in                        During the
                              Excess of        Retained       Development
                              Par Value        Deficit           Stage
                             __________        _______        __________
BALANCE, October 31, 2003     2,031,095     (2,011,964)          (34,958)
                             __________        _______        __________
Net loss for the year ended
October 31, 2004                      -              -           (23,550)
                             __________        _______        __________
BALANCE, October 31, 2004     2,031,095    $(2,011,964)       $  (58,508)
                             __________        _______        __________

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                                                 From the
                                                             Re-entering of
                                          For the           Development Stage
                                         Year Ended          on November 19,
                                         October 31,          1997 Through
                                   ______________________      October 31,
                                       2004      2003             2004
                                   __________  __________     ____________
Cash Flows from Operating Activities:
 Net loss                          $  (23,550) $   (9,868)    $    (58,508)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Stock issued for services rendered        -           -           18,963
  Changes in assets and liabilities:
    Increase in accounts payable       21,963       9,103           32,187
                                   __________  __________     ____________
     Net Cash (Used) by Operating
     Activities                        (1,587)       (765)          (7,358)
                                   __________  __________     ____________
Cash Flows from Investing Activities:
  Net Cash Provided by Investing
  Activities                                -           -                -
                                   __________  __________     ____________
     Net Cash (Used) by Investing
     Activities                             -           -                -
                                   __________  __________     ____________

Cash Flows from Financing Activities:
  Capital contributions                     -           -            1,195
  Advances from related party           1,587         765            6,163
                                   __________  __________     ____________
     Net Cash Provided by Financing
     Activities                         1,587         765            7,358
                                   __________  __________     ____________
Net Increase (Decrease) in Cash             -           -                -

Cash at Beginning of Period                 -           -                -
                                   __________  __________     ____________
Cash at End of Period              $        -  $        -     $          -
                                   __________  __________     ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:

   Interest                        $        -  $        -     $          -
   Income taxes                    $        -  $        -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   From the re-entering of development stage on November 19, 1997 through October 31, 2004:
  In April 1998, the Company issued 871,250 shares of common stock for services rendered valued at $8,713.

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

  Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 3].

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting
  Standards ("SFAS") No. 151, "Inventory Costs   an amendment of ARB No. 43,
  Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing
  Transactions   an amendment of FASB Statements No. 66 and 67", SFAS No.
  153, "Exchanges of Nonmonetary Assets   an amendment of APB Opinion No.
  29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - In April 1998, the Company effected a 100-for-1 reverse stock split. In December 2004, the Company amended its articles of incorporation to change the common stock par value. The financial statements have been restated, for all periods presented, to reflect the stock split and change in par value [See Note 2].

  Reclassification - The financial statements for years prior to October 31, 2004 have been reclassified to conform to the headings and classifications used in the October 31, 2004 financial statements.

NOTE 2 - CAPITAL STOCK

  Preferred Stock   In December 2004, the Company amended its articles of
  incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at October 31, 2004.

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

  In December 2004, the Company amended its articles of incorporation to authorize 50,000,000 shares of common stock with $.001 par value. Previously, the Company had authorized 3,000,000 shares of common stock with $.01 par value. The financial statements have been restated for all periods presented to reflect the change in par value.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At October 31, 2004 and 2003, respectively, the Company had available unused operating loss carry forwards of approximately $58,500 and $35,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $8,800 and $5,200 as of October 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,600 and $1,400, during the years ended October 31, 2004 and 2003, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances - An officer/shareholder of the Company has paid expenses totaling $6,163 on behalf of the Company. The advances are due on demand and bear no interest.

  Management Compensation - During the years ended October 31, 2004 and 2003, the Company did not pay any compensation to its officers and directors.

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

                  NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                 From the
                                                             Re-entering of
                                          For the           Development Stage
                                         Year Ended          on November 19,
                                         October 31,          1997 Through
                                   ______________________      October 31,
                                       2004      2003             2004
                                   __________  __________     ____________
   Loss available to common
   shareholders (numerator)        $  (23,550) $   (9,868)    $    (58,508)
                                   __________  __________     ____________
   Weighted average number of
   common shares outstanding used
   in loss per share during the
   period (denominator)             1,027,326   1,027,326          969,759
                                   __________  __________     ____________

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

NOTE 8   SUBSEQUENT EVENTS

  Amended Articles of Incorporation   In December 2004, the Company filed
  amended articles of incorporation with the State of Delaware. The amended articles of incorporation authorized 10,000,000 shares of preferred stock with $.001 par value, authorized 50,000,000 shares of common stock with $.001 par value and changed the common stock par value from $.01 par value to $.001 [See Note 2]. The financial statements have been restated for all periods presented to reflect the amended articles of incorporation.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

     In December 2004, the Company filed amended articles of incorporation with the State of Delaware. The amended articles of incorporation authorized 10,000,000 shares of preferred stock with $.001 par value, authorized 50,000,000 shares of common stock with $.001 par value and changed the common stock par value from $.01 par value to $.001. We filed a Definitive Information Statement regarding these Amended and Restated Articles of Incorporation. See Part III, Item 13.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending October 31, 2004, and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
David C. Merrell    President               11/97               *
                    Director                11/97               *

Corie Merrell       Director                11/97             10/04
                    Secretary/              11/97             10/04
                    Treasurer

Kristine M. Rogers  Director                10/04               *
                    Secretary/              10/04               *
                    Treasurer               10/04               *

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors continues until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in November of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

     Kristine M. Rogers, Esq., Director and Secretary/Treasurer. Ms. Rogers is 51 years of age. She received her B. S. degree with Honors from Utah State University in 1987 and her Juris Doctorate degree from the University of Utah College of Law in 1994. She was a trial attorney from 1994 to 1998 with the Salt Lake Legal Defender Association, and from 1999 to the present, she has been a sole practitioner in Salt Lake City, Utah.

Family Relationships.
---------------------

     David C. Merrell and Kristine M. Rogers are brother and sister.

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

Audit Committee.
----------------

          We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future.

Code of Ethics.
---------------

          We have adopted a Code of Ethics and it is attached as Exhibit 14 to this Report. See Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
David C.      10/31/04   0     0     0         0        0      0       0
Merrell       10/31/03   0     0     0         0        0      0       0
President     10/31/02   0     0     0         0        0      0       0
Director

Kristine M.   10/31/04   0     0     0         0        0      0       0
Rogers
Sec/Tres
Director

Corie Merrell
Sec/Tres      10/31/04   0     0     0         0        0      0       0
Director      10/31/03   0     0     0         0        0      0       0
              10/31/02   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending October 31, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of October 31, 2004 and 2003, and to the date hereof:

                                         Number and Percentage of
                                         Shares Beneficially Owned
                                         ----------------------------

Name and Address                          10/31/03    10/31/04 and Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of October 31, 2004 and 2003, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          10/31/03    10/31/04 and currently
----------------                          --------    ----------------------

David C. Merrell*                         820,000 79.8%   820,000    79.8%
9005 Cobble Lane
Sandy, Utah 84093

Kristine M. Rogers, Esq.                      -0-             -0-

TOTALS                                    820,000 79.8%   820,000    79.8%

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated November 30, 2004 and filed with the Securities and Exchange Commission on December 23, 2004.

     8-K Current Report dated October 20, 2004 and filed with the Securities and Exchange Commission on October 21, 2004.

Exhibits
Number
------
          (i)

14        Code of Ethics

31.1      Certification of David C. Merrell.

31.2      Certification of Kristine M. Rogers.

32        906 Certification.

99        Registration Agreement

          (ii)

          Definitive Information Statement filed with the Securities and Exchange Commission on November 4, 2004, regarding Amended and Restated Articles of Incorporation - Part I*

          10-KSB Annual Report for the fiscal year ended October 31, 2002 -
Part I*

               *Previously filed and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2004 and 2003:

     Fee category               2004           2003
     ------------               ----           ----

     Audit fees                 $6,000         $0

     Audit-related fees         $0             $0

     Tax fees                   $ 310          $0

     All other fees             $0             $0
                                ------         ------
     Total fees                 $6,310         $0

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

                                   COMMERCIAL PROPERTY CORPORATION


Date: 2/14/2005                    By: /S/David C. Merrell
     ----------                      ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 2/14/2005                    By: /S/Kristine M. Rogers
     ----------                      -----------------------
                                     Kristine M. Rogers, Secretary/Treasurer
                                     and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   COMMERCIAL PROPERTY CORPORATION


Date: 2/14/2005                    By: /S/David C. Merrell
     ----------                      ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 2/14/2005                    By: /S/Kristine M. Rogers
     ----------                      -----------------------
                                     Kristine M. Rogers, Secretary/Treasurer a
                                     and Director