Form 10QSB
period 2005-01-31
COMMERCIAL PROPERTY CORP
filed 2005-03-22
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2005

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

                            March 21, 2005

                              2,054,652
                              ---------

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

                         January 31, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                               January 31,      October 31,
                                                   2005             2004
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  26,816      $     32,187
 Advances from shareholder                           16,806             6,163
                                                  ---------      ------------
  Total Current Liabilities                          43,622            38,350
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -
                                                  ---------      ------------
  Total Liabilities                                  43,622            38,350
                                                  ---------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                          -                 -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                 2,055            2,055
     Capital in excess of par value               2,030,067        2,030,067
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (63,780)         (58,508)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (43,622)         (38,350)
                                                  ---------       ----------
                                                  $       -       $        -
                                                  =========       ==========

Note: The balance sheet at October 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2005          2004     January, 31, 2005

REVENUE                               $      -  $      -          $       -
                                      --------  --------          ---------
EXPENSES
 General and administrative              5,272       344             63,780
                                      --------  --------          ---------
LOSS FROM OPERATIONS                    (5,272)     (344)           (63,780)

CURRENT INCOME TAX EXPENSE                   -         -                  -

DEFERRED INCOME TAX EXPENSE                  -         -                  -
                                      --------  --------          ---------
NET LOSS                              $ (5,272) $   (344)         $ (63,780)
                                      ========  ========          =========
LOSS PER COMMON SHARE                 $   (.00) $   (.00)         $    (.03)
                                      ========  ========          =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2003          2004     January, 31, 2005

Cash Flows from Operating Activities:
  Net loss                                $  (5,272)  $     (344)  $ (63,780)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable   (5,371)        (209)     26,816
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                          (10,643)        (553)    (18,001)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related party                10,643          553      16,806
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                               10,643          553      18,001
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through January 31, 2005:
    In April 1998, the Company issued 1,742,500 shares of common stock for services rendered valued at $8,713.

    In March 1998, the Company issued 205,000 shares of common stock for services rendered valued at $10,250.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2005 and 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2004 audited financial statements. The results of operations for the periods ended January 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial
     Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - In March 2005, the Company effected a 2-for-1 forward stock split. In December 2004, the Company amended its articles of incorporation to change the common stock par value. In April 1998, the Company effected a 100-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock splits and change in par value [See Note 2].

NOTE 2 - CAPITAL STOCK

     Preferred Stock - In December 2004, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at January 31, 2005 and October 31, 2004.

     Common Stock - In March 1998, the Company issued 205,000 shares of its previously authorized, but unissued common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed.

     In April 1998, the Company effected a 100-for-1 reverse stock split. No shareholder was to be reduced to less than 50 shares; therefore, an additional 56,632 shares were issued in conjunction with the reverse split. The financial statements have been restated, for all periods presented, to reflect the stock split.

     In April 1998, the Company issued 1,742,500 shares of its previously authorized but unissued common stock for services valued at $8,713.

     In December 2004, the Company amended its articles of incorporation to authorized 50,000,000 shares of common stock with $.001 par value. Previously, the Company had authorized 3,000,000 shares of common stock with $.01 par value. The financial statements have been restated for all periods presented to reflect the change in par value.

     In March 2005, the Company effected a 2-for-1 forward stock split [See
     Note 8]. The financial statements have been restated, for all periods presented, to reflect the stock split.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2005, the Company had available unused operating loss carryforwards of approximately $63,700, which may be applied against future taxable income and which expire in various years through 2025.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,600 and $8,800 as of January 31, 2005 and October 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the three months ended January 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $16,806 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the three months ended January 31, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE


  The following data shows the amounts used in computing loss per share:

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2005          2004     January, 31, 2005

  Loss available to common
   shareholders (numerator)          $ (5,272)  $   (344)       $ (63,780)
                                     --------   --------        ---------

   Weighted average number of common
   shares outstanding used in loss
   per share during the period
   (denominator)                    2,054,652  2,054,652        1,943,546
                                    ---------  ---------        ---------

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

NOTE 8 - SUBSEQUENT EVENTS

     In March 2005, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended January 31, 2005 or to the date hereof.

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

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          In March 2005, the Company effected a 2-for-1 stock split of its outstanding common shares.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1 302 Certification of David C. Merrell

               31.2 302 Certification of Kristine M. Rogers

               32   906 Certification

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                        Commercial Property Corporation

Date: 3/21/2005                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 3/21/2005                         By/s/Kristine M. Rogers
     ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer