Form 10QSB
period 2005-04-30
COMMERCIAL PROPERTY CORP
filed 2005-06-14
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

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

                            April 30, 2005

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

                           April 30, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                    PAGE


        Unaudited Condensed Balance Sheets,
             April 30, 2005 and October 31, 2004                      2


        Unaudited Condensed Statements of Operations,
             for the three and six months ended April 30,
             2005 and 2004 and from the re-entering of
             development stage on November 19, 1997
             through April 30, 2005                                   3


        Unaudited Condensed Statements of Cash Flows,
             for the six months ended April 30, 2005
             and 2004 and from the re-entering of
             development stage on November 19, 1997
             through April 30, 2005                                   4


           Notes to Unaudited Condensed Financial Statements      5 - 8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                 April 30,      October 31,
                                                   2005             2004
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  34,158      $     32,187
 Advances from shareholder                           21,545             6,163
                                                  ---------      ------------
  Total Current Liabilities                          55,703            38,350
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -
                                                  ---------      ------------
  Total Liabilities                                  55,703            38,350
                                                  ---------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                          -                 -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                 2,055            2,055
     Capital in excess of par value               2,030,067        2,030,067
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (75,861)         (58,508)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (55,703)         (38,350)
                                                  ---------       ----------
                                                  $       -       $        -
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

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                 For the Three  For the Six  Re-entering of
                                 Months Ended   Months Ended Development Stage
                                   April 30,      April 30,   on November 19,
                           __________________________________  1997 Through
                              2005     2004      2005    2004  April 30, 2005
                           ________ _________ _________ _____ _______________
REVENUE                    $      - $       - $       - $   - $            -

EXPENSES:
  General and administrative 12,081        56    17,353   400         75,861
                           ________ _________ _________ _____ _______________
LOSS BEFORE INCOME TAXES    (12,081)      (56)  (17,353) (400)       (75,861)

CURRENT INCOME TAX EXPENSE        -         -         -     -              -

DEFFERED INCOME TAX EXPENSE       -         -         -     -              -
                           ________ _________ _________ _____ _______________

NET LOSS                   $(12,081)$     (56)$ (17,353)$(400)$      (75,861)
                           ________ _________ _________ _____ _______________

LOSS PER COMMON SHARE      $   (.01)$    (.00)$    (.01)$(.00)$         (.04)
                           ________ _________ _________ _____ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                       Six Months Ended      on November 19,
                                            April 30,           1997 through
                                      2005          2004       April 30, 2005

Cash Flows from Operating Activities:
  Net loss                                $ (17,353)  $     (400)  $ (75,861)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable    1,971         (209)     34,158
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                          (15,382)        (609)    (22,740)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from shareholder                  15,382          609      21,545
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                               15,382          609      22,740
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through April 30, 2005:
    In April 1998, the Company issued 1,742,500 shares of common stock for services rendered valued at $8,713.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2004 audited financial statements. The results of operations for the periods ended April 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset/liability approach for the effect of income taxes [See Note 3].

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - In March 2005, the Company effected a 2-for-1 forward stock split. In December 2004, the Company amended its articles of incorporation to change the common stock par value. In April 1998, the Company effected a 100-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock splits and change in par value [See Note 2].

NOTE 2 - CAPITAL STOCK

  Preferred Stock - In December 2004, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at April 30, 2005 and October 31, 2004.

  Common Stock - In March 1998, the Company issued 205,000 shares of its previously authorized but unissued common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed.

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

  In December 2004, the Company amended its articles of incorporation to authorize 50,000,000 shares of common stock with $.001 par value. Previously, the Company had authorized 3,000,000 shares of common stock with $.01 par value. The financial statements have been restated, for all periods presented, to reflect the change in par value.

  In March 2005, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At April 30, 2005, the Company had available unused operating loss carryforwards of approximately $75,800, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,400 and $8,800 as of April 30, 2005 and October 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,600 during the six months ended April 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances - An officer/shareholder of the Company has paid expenses totaling $21,545 on behalf of the Company. The advances are due on demand and bear no interest.

  Management Compensation - During the six months ended April 30, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible acquisition with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                                From the
                                 For the Three  For the Six  Re-entering of
                                 Months Ended   Months Ended Development Stage
                                   April 30,      April 30,   on November 19,
                           __________________________________  1997 Through
                              2005     2004      2005    2004  April 30, 2005
                           ________ _________ _________ _____ _______________
   Loss available to common
   shareholders (numerator)$(12,081)$     (56)$ (17,353)$(400)$     (75,861)
                           ________ _________ _________ _____ _______________
   Weighted average number
   of common shares
   outstanding used in loss
   per share during the
   period (denominator)   2,054,652  2,054,652 2,054,652 2,054,652  1,947,183
                          _________ __________ _________ _________ __________

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended April 30, 2005 or to the date hereof.

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

                                        Commercial Property Corporation

Date: 6/14/2005                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 6/14/2005                         By/s/Kristine M. Rogers
     ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer