Form 10QSB
period 2005-07-31
COMMERCIAL PROPERTY CORP
filed 2005-09-14
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2005

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

                             July 31, 2005

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

                            July 31, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                                                                  PAGE


        Unaudited Condensed Balance Sheets,
             July 31, 2005 and October 31, 2004                    F-2

        Unaudited Condensed Statements of Operations,
             for the three and nine months ended July 31,
             2005 and 2004 and from the re-entering of
             development stage on November 19, 1997
             through July 31, 2005                                 F-3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended July 31, 2005
             and 2004 and from the re-entering of
             development stage on November 19, 1997
             through July 31, 2005                                 F-4

        Notes to Unaudited Condensed Financial Statements    F-5 - F-8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                  July 31,      October 31,
                                                   2005             2004
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
                                                  $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  33,696      $     32,187
 Advances from shareholder                           22,803             6,163
                                                  ---------      ------------
  Total Current Liabilities                          56,499            38,350
                                                  ---------      ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                              -                 -
                                                  ---------      ------------
  Total Liabilities                                  56,499            38,350
                                                  ---------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                          -                 -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                 2,055            2,055
     Capital in excess of par value               2,030,067        2,030,067
     Retained deficit                            (2,011,964)      (2,011,964)
     Deficit accumulated during the development
      stage                                         (76,657)         (58,508)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (56,499)         (38,350)
                                                  ---------       ----------
                                                  $       -       $        -
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

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                 For the Three  For the Nine  Re-entering of
                                 Months Ended   Months Ended Development Stage
                                   July 31,       July 31,   on November 19,
                           __________________________________  1997 Through
                              2005     2004      2005    2004  July 31, 2005
                           ________ _________ _______ _______ _______________
REVENUE                    $      - $       - $     - $     - $            -

EXPENSES:
  General and administrative    796    10,819  18,149  11,219         76,657
                           ________ _________ _______ _______ _______________
LOSS BEFORE INCOME TAXES       (796)  (10,819)(18,149)(11,219)       (76,657)

CURRENT INCOME TAX EXPENSE        -         -         -     -              -

DEFFERED INCOME TAX EXPENSE       -         -         -     -              -
                           ________ _________ _________ _____ _______________

NET LOSS                   $   (796)$ (10,819)(18,149)(11,219)$      (76,657)
                           ________ _________ _______ _______ _______________

LOSS PER COMMON SHARE      $   (.00)$    (.01)$  (.01)$  (.01)$         (.04)
                           ________ _________ _______ _______ _______________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Nine Months Ended      on November 19,
                                           July 31,           1997 through
                                      2005          2004        July 31, 2005

Cash Flows from Operating Activities:
  Net loss                                $ (18,149)  $  (11,219)  $ (76,657)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase in accounts payable               1,509       10,552      33,696
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                          (16,640)        (667)    (23,998)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from shareholder                  16,640          667      22,803
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                               16,640          667      23,998
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through July 31, 2005:
    In April 1998, the Company issued 1,742,500 shares of common stock for services rendered valued at $8,713.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2005 and 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2004 audited financial statements. The results of operations for the periods ended July 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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


NOTE 2 - CAPITAL STOCK

     Preferred Stock - In December 2004, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at July 31, 2005 and October 31, 2004.

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

NOTE 2 - CAPITAL STOCK [Continued]

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2005, the Company had available unused operating loss carryforwards of approximately $77,000, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,500 and $8,800 as of July 31, 2005 and October 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,700 during the nine months ended July 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $22,803 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the nine months ended July 31, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                   From the
                                  For the Three For the Nine   Re-entering of
                                  Months Ended  Months Ended Development Stage
                                     July 31,     July 31,    on November 19,
                             ________________________________   1997 Through
                                 2005       2004    2005    2004 July 31, 2005
                             _________ ___________ ________ ________ ________
   Loss available to common
   shareholders (numerator)  $    (796)$   (10,819)$(18,149)$(11,219)$(76,657)
                             _________ ___________ ________ ________ ________
   Weighted average number of
   common shares outstanding
   used in loss per share
   during the period
   (denominator)             2,054,652 2,054,652 2,054,652 2,054,652 1,950,700
                             _________ _________ _________ _________ _________

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended October 31, 1981, or during the quarterly period ended July 31, 2005, or to the date hereof.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; or (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, preparing and filing its reports that are required to be filed with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from makers of management.

Item 3.   Controls and Procedures.
----------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                        Commercial Property Corporation

Date: 9/14/2005                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 9/14/2005                         By/s/Kristine M. Rogers
     ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer