Form 10KSB
period 2005-10-31
COMMERCIAL PROPERTY CORP
filed 2006-02-14
CIK 76348

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                               OF 1934

             For the fiscal year ended October 31, 2005


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

                    9005 Cobble Canyon Lane
                       Sandy, Utah 84093
                       -----------------
            (Address of Principal Executive Offices)

         Registrant's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                  Common stock, $0.01 par value
                  -----------------------------

     Check whether the Registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

     Indicate by check mark whether the Registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes X    No
                                                 ---    ---

     State Registrant's revenues for its most recent fiscal year: October 31, 2005 - None.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days - February 9, 2006 - $414.65. There are approximately 414,652 shares of common voting stock of the Registrant held by non-affiliates. There has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date - February 9, 2006, 2,054,652 shares of common stock.

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

          *  We changed our name to "Commercial Property Corp." (November 19,
             1976).

          * Our name was changed back to "Parker-Levitt Corporation" (December 13, 1976).

          * We changed our name to "Commercial Property Corporation" (June 23, 1977).

          * Our Company's authorized capital was reduced to 3,000,000 shares of $0.01 par value common voting stock only (October 18, 1982).

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

          * We filed Amended and Restated Articles of Incorporation with the State of Delaware to: authorize 10,000,000 shares of preferred stock with $0.001 par value; authorize 50,000,000 shares of common stock with $0.001 par value; change the common stock par value from $0.01 par value to $0.001; allow for forward and reverse pro rata stock splits without stockholder approval; allow the Board of Directors to change our name without stockholder approval; and to opt out of Delaware corporate law control share acquisition provisions (December 2004).

          * Our Company effected a two for one dividend with a mandatory exchange of stock certificates resulting in a two for one forward stock split while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts (March 2005).

     All computations herein take into account all of the foregoing re-capitalizations.

     Copies of our Articles of Incorporation, as amended, were attached to our 10-KSB Annual Report for the year ended October 31, 2002, with the exception of the Amended and Restated Articles of Incorporation that were filed in December 2004, which were attached to our 8-K Current Report dated November 30, 2004, and filed December 23, 2004; and our March 2005 dividend, which did not require the filing of an amendment to our Articles of Incorporation. See
Part III, Item 13.

     Historical Business Operations.
     -------------------------------

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

Business.
---------

    Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check" or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

     When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

     We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse" reorganizations in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

     Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

     Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

     Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.

     We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. It is the Securities and Exchange Commission's position that any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders" or our "affiliates," are required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain of Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.
Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter. All of our shares of common stock that are currently owned by David C. Merrell, President and a director, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Mr. Merrell has voluntarily executed on the advice of our legal counsel. See Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and Part III, Item 13, for information as to where a copy of that Registration Agreement may be viewed.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
-------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.
-----------------------------------------------

     We have no assets and have had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.
------------------------------------------------------------

     The limited business operations of ours, as now contemplated, involve those of a blank check or shell company. The only activities to be conducted by our Company are to manage our current limited assets and corporate standing and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.
------------------------------------------------------------

     Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

     We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

     When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.
----------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
-----------------------------------------------------------------------

     Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
------------------------------------------------------------------

     To date, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
-----------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended October 31, 2005 and 2004, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Item 7 of this Report.

Losses Associated With Startup.
-------------------------------

     We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.
-----------------------------------------------------------------

     Federal Restrictions.
     ---------------------

     Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

     The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. David C. Merrell's shares common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; he is our President and a director.

     If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

     All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

     * Finder's and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions.
     -------------------

     A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

     The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
---------------------------------------------------------------------

     Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

     Although our common stock is currently quoted on the OTC Bulletin Board of the NASD ("CPRY"), there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained.
Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.

     The shares of Mr. Merrell's are subject to resale under a Registration Agreement which is referenced in Part III, Item 13. Also, Mr. Merrell will not be able to sell his shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt routine trading transactions from the registration requirements of the Securities Act.

Risks of "Penny Stock."
-----------------------

     Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Common Stock Since Inception.
----------

     At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

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

     Competitive Business Conditions.
     --------------------------------

     Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

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

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

     Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above and under the heading below. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

     If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

     We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

     Research and Development.
     -------------------------

     None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     We filed a Definitive Information Statement regarding our Amended and Restated Articles of Incorporation on November 4, 2004. See Part III, Item 13.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

     Our common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CPRY." Set forth below are the high and low closing bid prices for our common stock for each quarter from when our quotations commenced on May 26, 2005. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

May 26, 2005 through
July 31, 2005                   $0.10             $0.10

August 1, 2005 through
October 31, 2005                $0.12             $0.10

     We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "restricted securities " pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.


Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended October 31, 2005, was approximately 681; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of February 9, 2006, there were approximately 681 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Restricted Securities.
----------------------------------------

     There have been no sales of restricted securities or other securities by us during the past three fiscal years or to the date hereof.

Use of Proceeds of Registered Securities.
-----------------------------------------

     There were no proceeds received during the calendar year ended October 31, 2005, for the sale of registered securities.

Restrictions of Sales of Certain Restricted Securities.
---------------------------------------------------------

     David C. Merrell, our current President and a director, and who beneficially owns 1,640,000 shares or 79.8% of our outstanding voting securities through Chiricahua Company, LLC, has executed and delivered a Registration Agreement pursuant to which he has agreed that no resale of these shares can be made unless made pursuant to a registration statement filed with the Securities and Exchange Commission; or a no action letter issued by the Securities and Exchange Commission; or an order of a federal or state court that determines that registration is not required for the resale of such shares. A copy of this Registration Agreement was attached to our 10-KSB Annual Report for the fiscal year ended October 31, 2004, and is incorporated herein by reference. See Part III, Item 13.

     Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All restricted securities of the Company have been held for in excess of one year.

     In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff Letter." The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name "NASD Regulation, Inc."

     The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

     Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the
Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity. We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in
Section 4(1), which is a statutory exemption for "routine trading transactions; however, Mr. Merrell has agreed not to publicly resell his securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. Mr. Merrell has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his securities.

    These restrictions will also apply to transferees of Mr. Merrell's securities or any securities of persons who may be deemed to be our promoters or "affiliates," too. We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

     We have no equity compensation plans.

     Purchases of Company Equity Securities.
     ---------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended October 31, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year ended October 31, 2005, or since 1981.

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

Item 7.  Financial Statements.
------------------------------

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        OCTOBER 31, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)




                             CONTENTS


     Reports of Independent Registered Public Accounting Firms
1

     Balance Sheet, October 31, 2005                                        2

     Statements of Operations, for the years ended October 31, 2005 and 2004 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2005                             3

     Statement of Stockholders' Equity (Deficit), from the re-entering of development stage on November 19, 1997 through October 31, 2005 4 - 5

     Statements of Cash Flows, for the years ended October 31, 2005 and 2004 and from the re-entering of development stage on
     November 19, 1997 through October 31, 2005                             6

     Notes to the Financial Statements                                 7 - 10

Child, Van Wagoner & Bradshaw, PLLC [Letterhead}


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    Officers and Directors
Commercial Property Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Commercial Property Corporation (a Delaware development stage company) as of October 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Property Corporation as of October 31, 2005, and the results of its operations, stockholders' deficit, and its cash flows for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company is in the development stage, and has no established source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ Child, Van Wagoner & Bradshaw, PLLC



                                             Certified Public Accountants
Salt Lake City, Utah
February 7, 2006

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
COMMERCIAL PROPERTY CORPORATION
Salt Lake City, Utah

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Commercial Property Corporation [a development stage company] for the year ended October 31, 2004 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commercial Property Corporation [a development stage company] for the year ended October 31, 2004 and for the period from the re-entering of development stage on November 19, 1997 through October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 24, 2005

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                         BALANCE SHEETS

                              ASSETS

                                                        October 31,
                                                           2005
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $         -
                                                       ___________

        Total Current Assets                                     -
                                                       -----------
                                                       $         -
                                                       ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    38,142
  Advances from shareholder                                 23,828
                                                       ___________
        Total Current Liabilities                           61,970
                                                       ___________
COMMITMENTS AND CONTINGENCIES
 [See Note 7]                                                    -
                                                       ___________
        Total Liabilities                                   61,970
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,054,652 shares issued and
   outstanding                                               2,055
  Capital in excess of par value                         2,030,067
  Retained deficit                                      (2,011,964)
  Deficit accumulated during the
    development stage                                      (82,128)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (61,970)
                                                      ____________
                                                      $          -
                                                      ____________


The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From the
                                                             Re-entering of
                                          For the           Development Stage
                                         Year Ended          on November 19,
                                         October 31,          1997 Through
                                   ______________________      October 31,
                                       2005      2004             2005
                                   __________  __________     ____________
REVENUE                            $        -  $        -     $          -

EXPENSES:
  General and administrative           23,620      23,550          (82,128)
                                   __________  __________     ____________
LOSS FROM OPERATIONS                  (23,620)    (23,550)         (82,128)

CURRENT INCOME TAX EXPENSE                  -           -                -

DEFERRED INCOME TAX EXPENSE                 -           -                -
                                   __________  __________     ____________

NET LOSS                           $  (23,620) $  (23,550)    $    (82,128)
                                   __________  __________     ____________

LOSS PER COMMON SHARE              $     (.01) $     (.01)
                                   __________  __________


The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2005

                                  Preferred Stock         Common Stock
                                ___________________    __________________
                                Shares       Amount    Shares      Amount
                                ________     ______    ________  ________
BALANCE, November 19, 1997             -          -      50,520  $     50

Capital contribution                   -          -           -         -

Issued 102,500 shares of common
stock for services rendered valued
$10,250, or  $.10 per share,
March 1998                             -          -     205,000       205

Issued 28,316 shares of common
stock for fractional shares
conjunction with reverse split,
April 1998                             -          -      56,632        57

Issued 871,250 shares of common
stock for services rendered valued
at $8,713, or $.01 per share,
April 1998                             -          -   1,742,500     1,743

Net loss for the period ended
October 31, 1998                       -          -           -         -
                                ________     ______    ________  ________
BALANCE, October 31, 1998              -          -   2,054,652     2,055

Capital contribution                   -          -           -         -

Net loss for the year ended
October 31, 1999                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 1999              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2000                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2000              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2001                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2001              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2002                       -          -           -         -

[CONTINUED]
                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2005

                                                                Deficit
                                                              Accumulated
                             Capital in                        During the
                              Excess of        Retained       Development
                              Par Value        Deficit           Stage
                             __________        _______        __________
BALANCE, November 19, 1997  $ 2,011,914    $ (2,011,964)               -

Capital contribution                695               -                -

Issued 102,500 shares of
common stock for services
rendered valued $10,250,
or  $.10 per share,
March 1998                       10,045               -                -

Issued 28,316 shares of
common stock for fractional
shares conjunction with
reverse split, April 1998           (57)              -                -

Issued 871,250 shares of
common stock for services
rendered valued at $8,713,
or $.01 per share, April 1998     6,970               -                -

Net loss for the period ended
October 31, 1998                      -               -          (19,658)
                             __________         _______       __________
BALANCE, October 31, 1998     2,029,567      (2,011,964)         (19,658)

Capital contribution                500               -                -

Net loss for the year ended
October 31, 1999                      -               -             (875)
                             __________         _______       __________
BALANCE, October 31, 1999     2,030,067      (2,011,964)         (20,533)

Net loss for the year ended
October 31, 2000                      -               -           (3,186)
                             __________         _______       __________
BALANCE, October 31, 2000     2,030,067      (2,011,964)         (23,719)

Net loss for the year ended
October 31, 2001                      -               -             (250)
                             __________         _______       __________
BALANCE, October 31, 2001     2,030,067      (2,011,964)         (23,969)

Net loss for the year ended
October 31, 2002                      -               -           (1,121)
                             __________         _______       __________

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2005

                        [Continued]

                                  Preferred Stock         Common Stock
                                ___________________    __________________
                                Shares       Amount    Shares      Amount
                                ________     ______    ________  ________
BALANCE, October 31, 2002              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2003                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2003              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2004                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2004              -          -   2,054,652     2,055

Net loss for the year ended
October 31, 2005                       -          -           -         -
                                ________     ______    ________   _______
BALANCE, October 31, 2005              -     $    -   2,054,652   $ 2,055


{CONTINUED]


                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM RE-ENTERING OF DEVELOPMENT STAGE ON
           NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2005

                        [Continued]
                                                                Deficit
                                                              Accumulated
                             Capital in                        During the
                              Excess of        Retained       Development
                              Par Value        Deficit           Stage
                             __________        _______        __________
BALANCE, October 31, 2002     2,030,067      (2,011,964)         (25,090)

Net loss for the year ended
October 31, 2003                      -               -           (9,868)
                             __________         _______       __________
BALANCE, October 31, 2003     2,030,067      (2,011,964)         (34,958)

Net loss for the year ended
October 31, 2004                      -               -          (23,550)
                             __________         _______       __________
BALANCE, October 31, 2004     2,030,067      (2,011,964)         (58,508)

Net loss for the year ended
October 31, 2005                      -               -          (23,620)
                             __________         _______       __________
BALANCE, October 31, 2005    $2,030,067     $(2,011,964)      $  (82,128)
                             __________         _______       __________

The accompanying notes are an integral part of these financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                                                 From the
                                                             Re-entering of
                                          For the           Development Stage
                                         Year Ended          on November 19,
                                         October 31,          1997 Through
                                   ______________________      October 31,
                                       2005      2004             2005
                                   __________  __________     ____________
Cash Flows from Operating Activities:
 Net loss                          $  (23,620) $  (23,550)    $    (82,128)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Stock issued for services rendered        -           -           18,963
  Changes in assets and liabilities:
    Increase in accounts payable        5,955      21,963           38,142
                                   __________  __________     ____________
     Net Cash (Used) by Operating
     Activities                       (17,665)     (1,587)         (25,023)
                                   __________  __________     ____________
Cash Flows from Investing Activities:
  Net Cash Provided by Investing
  Activities                                -           -                -
                                   __________  __________     ____________
     Net Cash (Used) by Investing
     Activities                             -           -                -
                                   __________  __________     ____________

Cash Flows from Financing Activities:
  Capital contributions                     -           -            1,195
  Advances from related party          17,665       1,587           23,828
                                   __________  __________     ____________
     Net Cash Provided by Financing
     Activities                        17,665       1,587           25,023
                                   __________  __________     ____________
Net Increase (Decrease) in Cash             -           -                -

Cash at Beginning of Period                 -           -                -
                                   __________  __________     ____________
Cash at End of Period              $        -  $        -     $          -
                                   __________  __________     ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:

   Interest                        $        -  $        -     $          -
   Income taxes                    $        -  $        -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   From the re-entering of development stage on November 19, 1997 through October 31, 2005:
  In April 1998, the Company issued 1,742,500 shares of common stock for services rendered valued at $8,713.

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

     Reclassification - The financial statements for years prior to October 31, 2005 have been reclassified to conform to the headings and classifications used in the October 31, 2005 financial statements.

NOTE 2 - CAPITAL STOCK

     Preferred Stock   In December 2004, the Company amended its articles of
     incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at October 31, 2005.

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

                  NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At October 31, 2005 and 2004, respectively, the Company had available unused operating loss carry forwards of approximately $82,100 and $58,500, which may be applied against future taxable income and which expire in various years through 2025.

     The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $12,300 and $8,800 as of October 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,500 and $3,600, during the years ended October 31, 2005 and 2004, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $23,828 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the years ended October 31, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                                       For the
                                                     Year Ended
                                                      October 31,
                                               ______________________
                                                   2005     2004
                                               ______________________

   Loss available to common shareholders
   (numerator)                                 $(23,620)  $  (23,550)
                                               ______________________

   Weighted average number of common
   shares outstanding used in loss per share
   during the period (denominator)             2,054,652    2,054,652
                                               ______________________


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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
---------------------

     Pritchett Siler & Hardy, Certified Public Accountants, of Salt Lake City, Utah, ("Pritchett Siler & Hardy") audited our financial statements for the previous two fiscal years ended October 31, 2004, and 2003. These financial statements accompanied our Annual Reports on Form 10-KSB for the fiscal years ended October 31, 2004, and 2003, which were previously filed with the Securities and Exchange Commission and which are incorporated herein by reference.

     Our Board of Directors dismissed Pritchett Siler & Hardy as our auditors on February 6, 2006, but maintained them as our in-house accountants.

     There were no disagreements between us and Pritchett Siler & Hardy during our two most recent fiscal years, or the interim period the date of their dismissal, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Pritchett Siler & Hardy to make reference to the subject matter of the disagreement in connection with its reports.

     The reports of Pritchett Siler & Hardy did not contain any adverse opinion or disclaimer of opinion, and, were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a "going concern" qualification.

     On February 6, 2006, our Board of Directors unanimously resolved to engage Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants, of Salt Lake City, Utah, ("Child, Van Wagoner & Bradshaw") to serve as our new independent auditors.

     During our two most recent fiscal years and since then, we have not consulted Child, Van Wagoner & Bradshaw regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

     See our 8-K, our 8-KA-1 and our 8-K-2 Current Reports that were filed with the Securities and Exchange Commission regarding this change of auditors and which are incorporated herein by reference. See Part III, Item 13.

Item 8(a).  Controls and Procedures.
------------------------------------

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other Information.
------------------------------

     See Item 8, above.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending October 31, 2005, and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Business Experience.
--------------------

     David C. Merrell, Director and President. Mr. Merrell is 47 years of age. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

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

Audit Committee.
----------------

     We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Compensation Committee.
-----------------------

     We have not established a Compensation Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Nominating and Corporate Governance Committee.
----------------------------------------------

     We have not established a Nominating and Corporate Governance Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it was attached as Exhibit 14 to our 10-KSB Annual Report for the fiscal year ended October 31, 2004. See
Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)     (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
David C.      10/31/05   0     0     0         0        0      0       0
Merrell       10/31/04   0     0     0         0        0      0       0
President     10/31/03   0     0     0         0        0      0       0
Director

Kristine M.   10/31/05   0     0     0         0        0      0       0
Rogers        10/31/04   0     0     0         0        0      0       0
Sec/Tres
Director

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending October 31, 2005 and 2004, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of October 31, 2005 and 2004, and to the date hereof:

                                         Number and Percentage of
                                         Shares Beneficially Owned
                                         ----------------------------

Name and Address                          10/31/04    10/31/05 and Currently
----------------                          --------    ----------------------

Chiricahua Company*                     1,640,000 79.8%   1,640,000    79.8%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                  1,640,000 79.8%   1,640,000    79.8%

     * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of October 31, 2005 and 2004, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          10/31/04    10/31/05 and currently
----------------                          --------    ----------------------

David C. Merrell*                       1,640,000 79.8%   1,640,000    79.8%
9005 Cobble Lane
Sandy, Utah 84093

Kristine M. Rogers, Esq.                      -0-               -0-

TOTALS                                  1,640,000 79.8%   1,640,000    79.8%

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated February 6, 2006, as amended, and filed with the Securities and Exchange Commission on February 7, 2006 and February 8, 2006, regarding our change in auditors.

Exhibits
Number
------
          (i)
31.1      Certification of David C. Merrell.

31.2      Certification of Kristine M. Rogers.

32        906 Certification.

          (ii)

          8-K Current Report dated November 30, 2004, filed with the Securities and Exchange Commission on December 23, 2004, regarding our Amended and Restated Articles of Incorporation*

               Amended and Restated Articles of Incorporation (Exhibit 3)*

          Definitive Information Statement filed with the Securities and Exchange Commission on November 4, 2004, regarding Amended and Restated Articles of Incorporation - Part I*

          10-KSB Annual Report for the fiscal year ended October 31, 2002 -
Part I*

          10-KSB Annual Report for the fiscal year ended October 31, 2004 -
Part I*

               Code of Ethics (Exhibit 14)*
               Registration Agreement of David C. Merrell (Exhibit 99)*

               *Previously filed and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2005 and 2004:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $5,015         $6,000

     Audit-related fees         $0             $0

     Tax fees                   $0             $  310

     All other fees             $0             $0
                                ------         ------
     Total fees                 $5,015         $6,310

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


Date: 2/14/2006                    By: /S/David C. Merrell
     ----------                       ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 2/14/2006                    By: /S/Kristine M. Rogers
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


Date: 2/14/2006                    By: /S/David C. Merrell
     ----------                      ---------------------
                                     David C. Merrell, President and
                                     Director


Date: 2/14/2006                    By: /S/Kristine M. Rogers
     ----------                      -----------------------
                                     Kristine M. Rogers, Secretary/Treasurer a
                                     and Director