Form 10QSB
period 2006-01-31
COMMERCIAL PROPERTY CORP
filed 2006-03-15
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                      Commission File No. 0000-4494
                      -----------------------------

                     Commercial Property Corporation
                     -------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                      13-5661446
         --------                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Office)

      Issuer's Telephone Number, including Area Code:  (801) 942-0555

                                   N/A
                                   ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X     No                  (2)  Yes X   No
        ---      ---                       ---    ---

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act)  Yes X   No
                                       ---    ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                            March 9, 2006

                              2,054,652
                              ---------

Transitional small business disclosure format (check one):  Yes X   No
                                                               ---    ---
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The financial statements of the Commercial Property Corporation, a Delaware corporation (the "Company," "we," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         January 31, 2006

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE

          Unaudited Condensed  Balance Sheet,
               January 31, 2006                                       F-2


          Unaudited Condensed Statements of Operations,
               for the three months ended January 31, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through January 31, 2006                               F-3


          Unaudited Condensed Statements of Cash Flows,
               for the three months ended January 31, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through January 31, 2006                               F-4


          Notes to Unaudited Condensed Financial Statements     F-5 - F-8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                                 January 31,
                                                                    2006
CURRENT ASSETS

 Cash                                                            $          -
                                                                 ------------
  Total Current Assets                                           $          -
                                                                 ------------
                                                                 $          -
                                                                 ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                $     34,986
 Advances from shareholder                                             25,670
                                                                 ------------
  Total Current Liabilities                                            60,656
                                                                 ------------

COMMITMENTS AND CONTINGENCIES
[See Note 7]                                                                -
                                                                 ------------
  Total Liabilities                                                    60,656
                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                                            -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                                   2,055
     Capital in excess of par value                                 2,033,097
     Retained deficit                                              (2,011,964)
     Deficit accumulated during the development
      stage                                                           (83,844)
                                                                   ----------
          Total Stockholders' Equity (Deficit)                        (60,656)
                                                                   ----------
                                                                   $        -
                                                                   ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2006          2005     January, 31, 2006

REVENUE                               $      -  $      -          $       -
                                      --------  --------          ---------
EXPENSES
 General and administrative              1,716     5,272             83,844
                                      --------  --------          ---------
LOSS FROM OPERATIONS                    (1,716)   (5,272)           (83,844)

CURRENT INCOME TAX EXPENSE                   -         -                  -

DEFERRED INCOME TAX EXPENSE                  -         -                  -
                                      --------  --------          ---------
NET LOSS                              $ (1,716) $ (5,272)         $ (83,844)
                                      ========  ========          =========
LOSS PER COMMON SHARE                 $   (.00) $   (.01)
                                      ========  ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Three Months Ended      on November 19,
                                          January 31,           1997 through
                                      2006          2005     January 31, 2006

Cash Flows from Operating Activities:
  Net loss                                $  (1,716)  $   (5,272)  $ (83,844)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable     (126)      (5,371)     38,016
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                           (1,842)     (10,643)    (26,865)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash Provided by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related party                 1,842       10,643      25,670
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                1,842       10,643      26,865
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through January 31, 2006:

    In January 2006, a company paid legal fees of $3,030 on behalf of the Company for an acquisition that was terminated. The payment was treated as a contribution to capital.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2005 audited financial statements. The results of operations for the periods ended January 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

     Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155,
     "Accounting for Certain Hybrid Financial Instruments   an amendment of
     FASB Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial statements for periods prior to January 31, 2006 have been reclassified to conform to the headings and classifications used in the January 31, 2006 financial statements.

NOTE 2 - CAPITAL STOCK

     Preferred Stock   In December 2004, the Company amended its articles of
     incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at January 31, 2006.

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

     The Company incurred legal fees pursuant to an unsuccessful acquisition. Upon termination of the acquisition in January 2006 the target company paid $3,030 of legal fees on behalf of the Company. The payment has been treated as a contribution of capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $25,670 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the three months ended January 31, 2006 and 2005, the Company did not pay any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

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

NOTE 5 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                                For the Three
                                               Months Ended
                                                 January 31,
                                         _________________________
                                              2006     2005
                                           ______________________

   Loss available to common shareholders
   (numerator)                             $(1,716)      $ (5,272)
                                           ______________________

   Weighted average number of common
   shares outstanding used in loss per share
   during the period (denominator)         2,054,652    2,054,652
                                           ______________________


  Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the fiscal year ended October 31, 1981, or during the quarterly period ended January 31, 2006, or to the date hereof.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from members of management.

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

                                        Commercial Property Corporation

Date: 3/13/2006                         By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 3/13/2006                         By/s/Kristine M. Rogers
     ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer