Form 10QSB
period 2006-04-30
COMMERCIAL PROPERTY CORP
filed 2006-06-12
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2006

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

                 3884 East North Little Cottonwood Road
                      Salt Lake City, Utah 84092
                      --------------------------
                 (Address of Principal Executive Office)

      Issuer's Telephone Number, including Area Code:  (801) 942-0555

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Issuer is a shell company (as defined by
Rule 12b-2 of the Exchange Act)  Yes X   No
                                       ---    ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                            April 30, 2006

                              2,054,652
                              ---------

Transitional small business disclosure format (check one):  Yes     No X
                                                               ---    ---
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The financial statements of Commercial Property Corporation, a Delaware corporation (the "Company," "we," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           April 30, 2006

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE

          Unaudited Condensed  Balance Sheet,
               April 30, 2006                                         F-2


          Unaudited Condensed Statements of Operations,
               for the three and six months ended April 30, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through April 30, 2006                                 F-3


          Unaudited Condensed Statements of Cash Flows,
               for the six months ended April 30, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through April 30, 2006                                 F-4


          Notes to Unaudited Condensed Financial Statements     F-5 - F-8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                                  April 30,
                                                                    2006
CURRENT ASSETS

 Cash                                                            $          -
                                                                 ------------
  Total Current Assets                                           $          -
                                                                 ------------
                                                                 $          -
                                                                 ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                $     41,489
 Advances from related parties                                         27,906
                                                                 ------------
  Total Current Liabilities                                            69,395
                                                                 ------------

COMMITMENTS AND CONTINGENCIES
[See Note 6]                                                                -
                                                                 ------------
  Total Liabilities                                                    69,395
                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                                            -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                                   2,055
     Capital in excess of par value                                 2,033,097
     Retained deficit                                              (2,011,964)
     Deficit accumulated during the development
      stage                                                           (92,583)
                                                                   ----------
          Total Stockholders' Equity (Deficit)                        (69,395)
                                                                   ----------
                                                                   $        -
                                                                   ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                 For the Three  For the Six  Re-entering of
                                 Months Ended   Months Ended Development Stage
                                   April 30,      April 30,   on November 19,
                           __________________________________  1997 Through
                              2006     2005      2006    2005  April 30, 2006
                           ________ _________ _________ _____ _______________
REVENUE                    $      - $       - $       - $      -  $         -

EXPENSES:
  General and administrative  8,739    12,081    10,455   17,353       92,583
                           ________ _________ _________ ________  ___________
LOSS BEFORE INCOME TAXES     (8,739)  (12,081)  (10,455) (17,353)     (92,583)

CURRENT INCOME TAX EXPENSE        -         -         -        -           -

DEFFERED INCOME TAX EXPENSE       -         -         -        -           -
                           ________ _________ _________ ________  ___________

NET LOSS                   $ (8,739)$ (12,081)$ (10,455)$(17,353)$    (92,583)
                           ________ _________ _________ ________  ___________

LOSS PER COMMON SHARE      $   (.00)$    (.01)$    (.01)$   (.01)
                           -------- --------- --------- --------


The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                       Six Months Ended      on November 19,
                                           April 30,           1997 through
                                      2006          2005      April 30, 2006

Cash Flows from Operating Activities:
  Net loss                                $ (10,455)  $  (17,353)  $ (92,583)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable    6,377        1,971      44,519
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                           (4,078)     (15,382)    (29,101)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities              -            -           -
                                          ---------   ----------   ---------
        Net Cash (Used) by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related parties               4,078       15,382      27,906
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                4,078       15,382      29,101
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through April 30, 2006:

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2005 audited financial statements. The results of operations for the periods ended April 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155,
     "Accounting for Certain Hybrid Financial Instruments   an amendment of
     FASB Statements No. 133, 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial statements for periods prior to April 30, 2006 have been reclassified to conform to the headings and classifications used in the April 30, 2006 financial statements.

NOTE 2 - CAPITAL STOCK

     Preferred Stock   In December 2004, the Company amended its articles of
     incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at April 30, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $27,906 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the six months ended April 30, 2006 and 2005, the Company did not pay any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

         NOTES TO UNAUDTED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                         For the Three     For the Six
                                         Months Ended      Months Ended
                                           April 30,         April 30,
                                    ____________________ ____________________
                                       2006       2005      2006      2005
                                    _________   ________ ________   _________
   Loss available to common
     Shareholders (numerator)       $  (8,739)  $(12,081)$(10,455)  $ (17,353)
                                    _________   ________ ________   _________

   Weighted average number
     of common shares outstanding
     used in loss per share during
     the period (denominator)       2,054,652  2,054,652  2,054,652 2,054,652
                                    _________  _________  _________ _________


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the fiscal year ended October 31, 1981, or during the quarterly period ended April 30, 2006, or to the date hereof.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing any potential industries as a business venture, which the Company expects to pay from any cash resources or loans from members of management.

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

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1 302 Certification of David C. Merrell

               31.2 302 Certification of Kristine M. Rogers

               32   906 Certification

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Commercial Property Corporation

Date: 6/8/2006                          By/s/David C. Merrell
     ----------                         -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 6/8/2006                          By/s/Kristine M. Rogers
     ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer


Exhibit 31.1

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of Commercial Property Corporation (the "small business issuer"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the small business issuer;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Quarterly Report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: 6/8/2006                      Signature:/s/David C. Merrell
      ----------                               ----------------------
                                               David C. Merrell
                                               President
Exhibit 31.2

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kristine M. Rogers, Secretary/Treasurer of Commercial Property Corporation (the "small business issuer"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the small business issuer;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Quarterly Report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: 6/8/2006                      Signature:/s/Kristine M. Rogers
      ----------                               ----------------------
                                               Kristine M. Rogers
                                               Secretary/Treasurer

Exhibit 32
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Commercial Property Corporation (the "Registrant") on Form 10-QSB for the quarter ending April 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, David C. Merrell, President and Kristine M. Rogers, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Dated: 6/8/2006                           /s/David C. Merrell
      ----------                          -------------------------
                                          David C. Merrell
                                          President and Director


Dated: 6/8/2006                           /s/Kristine M. Rogers
      ----------                          -------------------------
                                          Kristine M. Rogers
                                          Secretary and Treasurer