Form 10QSB
period 2006-07-31
COMMERCIAL PROPERTY CORP
filed 2006-09-05
CIK 76348

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2006

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

Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: July 31, 2006 - 2,054,652 shares of common stock.


Transitional small business disclosure format (check one):  Yes     No X
                                                               ---    ---
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The financial statements of Commercial Property Corporation, a Delaware corporation (the "Company," "we," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            July 31, 2006

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE

          Unaudited Condensed  Balance Sheet,
               July 31, 2006                                          F-2


          Unaudited Condensed Statements of Operations,
               for the three and nine months ended July 31, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through July 31, 2006                                  F-3


          Unaudited Condensed Statements of Cash Flows,
               for the nine months ended July 31, 2006
               and 2005 and from the re-entering of
               development stage on November 19, 1997
               through July 31, 2006                                  F-4


          Notes to Unaudited Condensed Financial Statements     F-5 - F-8

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
                UNAUDITED CONDENSED BALANCE SHEET


                              ASSETS

                                                                  July 31,
                                                                    2006
CURRENT ASSETS

 Cash                                                            $          -
                                                                 ------------
  Total Current Assets                                           $          -
                                                                 ------------
                                                                 $          -
                                                                 ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                $     48,186
 Advances from related parties                                         33,023
                                                                 ------------
  Total Current Liabilities                                            81,209
                                                                 ------------

COMMITMENTS AND CONTINGENCIES
[See Note 6]                                                                -
                                                                 ------------
  Total Liabilities                                                    81,209
                                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                                            -
     Common stock, $.001 par value, 50,000,000
     shares authorized, 2,054,652 shares issued
      and outstanding                                                   2,055
     Capital in excess of par value                                 2,033,097
     Retained deficit                                              (2,011,964)
     Deficit accumulated during the development
      stage                                                          (104,397)
                                                                   ----------
          Total Stockholders' Equity (Deficit)                        (81,209)
                                                                   ----------
                                                                   $        -
                                                                   ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                 For the Three  For the Nine  Re-entering of
                                 Months Ended   Months Ended Development Stage
                                   July 31,       July 31,   on November 19,
                           __________________________________  1997 Through
                              2006     2005      2006    2005   July 31, 2006
                           ________ _________ _________ _____ _______________
REVENUE                    $      - $       - $       - $      -  $         -

EXPENSES:
  General and administrative 11,814       796    22,269   18,149      104,397
                           ________ _________ _________ ________  ___________
LOSS BEFORE INCOME TAXES    (11,814)     (796)  (22,269) (18,149)    (104,397)

CURRENT INCOME TAX EXPENSE        -         -         -        -           -

DEFERRED INCOME TAX EXPENSE       -         -         -        -           -
                           ________ _________ _________ ________  ___________

NET LOSS                   $(11,814)$    (796)$ (22,269)$(18,149)$   (104,397)
                           ________ _________ _________ ________  ___________

LOSS PER COMMON SHARE      $   (.01)$    (.00)$    (.01)$   (.01)
                           -------- --------- --------- --------


The accompanying notes are an integral part of these unaudited condensed financial statements.

                 COMMERCIAL PROPERTY CORPORATION
                  (A Development Stage Company)
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From the
                                                                Re-entering of
                                           For the           Development Stage
                                      Nine Months Ended      on November 19,
                                           July 31,           1997 through
                                      2006          2005      July 31, 2006

Cash Flows from Operating Activities:
  Net loss                                $ (22,269)  $  (18,149)  $(104,397)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services rendered             -            -      18,963
   Changes in assets and liabilities:
   Increase (decrease) in accounts payable   13,074        1,509      51,216
                                          ---------   ----------   ---------
        Net Cash (Used) by Operating
        Activities                           (9,195)     (16,640)    (34,218)
                                          ---------   ----------   ---------
Cash Flows from Investing Activities
  Net Cash Provided by Investing Activities       -            -           -
                                          ---------   ----------   ---------
        Net Cash (Used) by Investing
        Activities                                -            -           -
                                          ---------   ----------   ---------
Cash Flows from Financing Activities:
  Capital contributions                           -            -       1,195
  Advances from related parties               9,195       16,640      33,023
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                9,195       16,640      34,218
                                          ---------   ----------   ---------
Net Increase (Decrease) in Cash                   -            -           -

Cash at Beginning of Period                       -            -           -
                                          ---------   ----------   ---------
Cash at End of Period                     $       -   $        -   $       -
                                          =========   ==========   =========
Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on November 19, 1997 through July 31, 2006:

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2005 audited financial statements. The results of operations for the periods ended July 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

     Reclassification - The financial statements for periods prior to July 31, 2006 have been reclassified to conform to the headings and classifications used in the July 31, 2006 financial statements.

NOTE 2 - CAPITAL STOCK

     Preferred Stock   In December 2004, the Company amended its articles of
     incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 31, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $33,023 on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the nine months ended July 31, 2006 and 2005, the Company did not pay any compensation to its officers and directors.

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

                 COMMERCIAL PROPERTY CORPORATION
                  [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                         For the Three     For the Nine
                                         Months Ended      Months Ended
                                           July 31,         July 31,
                                    ____________________ ____________________
                                       2006       2005      2006      2005
                                    _________   ________ ________   _________
   Loss available to common
     Shareholders (numerator)       $ (11,814)  $   (796)$(22,269)  $ (18,149)
                                    _________   ________ ________   _________

   Weighted average number
     of common shares outstanding
     used in loss per share during
     the period (denominator)       2,054,652  2,054,652  2,054,652 2,054,652
                                    _________  _________  _________ _________

  Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the fiscal year ended October 31, 1981, or during the quarterly period ended July 31, 2006, or to the date hereof.

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

Item 3.   Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

                                        Commercial Property Corporation

Date: 09/01/2006                      By/s/David C. Merrell
      ----------                        -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 09/01/2006                       By/s/Kristine M. Rogers
      ----------                         -------------------------------------
                                        Kristine M. Rogers
                                        Secretary and Treasurer