Form 10KSB
period 2006-10-31
SHANDONG RUITAI CHEMICAL CO., LTD
filed 2007-02-13
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 000-04494

SHANDONG RUITAI CHEMICAL CO., LTD.

(Formerly Commercial Property Corp.)
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	13-5661446 I.R.S. Employer Identification No.

87-10 Clover Place Holliswood, NY 11423
(Address of principal executive offices)

Issuers telephone number: 718-740-2278

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes /x/ No //

The Registrant’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days - February 9, 2007 - $377,690.00.

As of February 9, 2007, there were 2,054,652 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes // No /x/

Table of Contents

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

8

ITEM 3. LEGAL PROCEEDINGS

8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

8

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7. FINANCIAL STATEMENTS

10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 8A. CONTROLS AND PROCEDURES

20

ITEM 8B. OTHER INFORMATION

20

PART III

20

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

20

ITEM 10. EXECUTIVE COMPENSATION

22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13. EXHIBITS

25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

SIGNATURES

27

PART I

Item 1. Description of Business

THE BUSINESS

Business Development

Shandong Ruitai Chemical Co., Ltd. (hereinafter referred to as “we," "us," or the "Company”) was organized under the laws of the State of Delaware on November 15, 1955, under the name "Inland Mineral Resources Corp." We were formed for the purpose of engaging in all lawful businesses. Our initial authorized capital consisted of 2,000,000 shares of $0.01 par value common voting stock.

Charter Amendments and Re-capitalizations

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

* We effected a reverse split of our outstanding common stock on a basis of 100 for one while retaining our authorized capital, and with appropriate adjustments in our stated capital and capital surplus accounts, with no shareholder being reversed below 50 shares (April 1, 1998).

* Our Board of Directors authorized the issuance of 871,250 shares of our authorized and unissued common stock for services rendered and valued at $8,713 (April 1, 1998).

*  We filed Amended and Restated Articles of Incorporation with the State of Delaware to: (i) authorize 10,000,000 shares of preferred stock with $0.001 par value; (ii) authorize 50,000,000 shares of common stock with $0.001 par value; (iii) change the common stock par value from $0.01 par value to $0.001; (iv) allow for forward and reverse pro rata stock splits without stockholder approval; (v) allow the Board of Directors to change our name without stockholder approval; and (vi) to opt out of Delaware corporate law control share acquisition provisions (December 2004).

* Our Company effected a two for one dividend with a mandatory exchange of stock certificates resulting in a two for one forward stock split while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts (March 2005).

All computations herein take into account all of the foregoing re-capitalizations.

Historical Business Operations

Subsequent to our inception, we engaged in various real estate development projects. We entered into several business acquisitions with subsidiaries and held various limited partnership interests related to real property development. These operations were not successful, and we discontinued the majority of our operations by 1981. We were dormant as the result of the revocation of our corporate charter by the State of Delaware due to our failure to pay the required franchise taxes from 1984 until 1997.  In 1997, our corporate charter was reinstated. We have had no material business operations since then.

Business

Our Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check" or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act of 1934 by the Securities and Exchange Commission.

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

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable: (i) an analysis of the quality of the particular business or entity's management personnel; (ii) the anticipated acceptability of any new products or marketing concepts that any such business or company may have; (iii) the merit of any such business' or company's technological changes; (iv) the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; (v) working capital, history of operations and future prospects; (vi) the nature of present and expected competition; (vii) the quality and experience of any such company's management services and the depth of its management; (viii) the business' or the company's potential for further research, development or exploration; (ix) risk factors specifically related to the business or company's operations; (x) the potential for growth, expansion and profit of the business or company; (xi) the perceived public recognition or acceptance of the company or the business' products, services, trademarks and name identification; and (xii) numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. It is the Securities and Exchange Commission's position that any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders" or our "affiliates," are required to be resold under an effective registration statement filed with the Securities and Exchange Commission. This position could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

Competitive Business Conditions

Management believes that there are many blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company.  We cannot predict the competitive position of any business we may acquire.

Need for any Governmental Approval of Principal Products or Services

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

Number of Employees

At present, we have no full or part-time employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Events Subsequent to October 31, 2006

Subsequent to October 31, 2006, we engaged in talks with Shandong Ruitai Chemical Co., Ltd., (“Shandong”) a Chinese corporation, about the possibility of entering into a share exchange agreement, whereby we would acquire all of the common stock of Shandong in exchange for the issuance of shares of our Common Stock to the shareholders of Shandong.  Shandong specializes in both chemical manufacturing and chemical research and development.  They are one of the largest producers of non-iconic cellulose ether in China.  Their current product line includes both pharmaceutical and industrial materials.  As of the filing of this Form 10-KSB, we have not entered into any form of definitive agreement with Shandong regarding a share exchange.  However, in anticipation of an entry into a material definitive agreement with Shandong, as indicated below, we elected to change our name; in the event that we do not enter into any type of agreement with Shandong, we anticipate changing our name back to Commercial Property Corporation.

On November 15, 2006, as reported on the Form 8K Current Report filed on November 20, 2006, we changed our name from “Commercial Property Corporation” to “Shandong Ruitai Chemicals Co. Ltd.”  The change of the name was made pursuant to Section 253 of the Delaware General Corporation Law after the wholly-owned subsidiary of the Company merged with and into the Company with the Company surviving the merger.

On January 27, 2007, the Board of Directors of the Company unanimously approved, and recommended for shareholder approval, an amendment to the Company’s Certificate of Incorporation in order to change the name of the Company to “China Ruitai International Holdings Co., Ltd.”  The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Amendment was January 27, 2007.  On the Record Date, stockholders owning greater than a majority of the outstanding shares of Common Stock approved the Amendment by action taken without a meeting in accordance with Delaware law.  In accordance with applicable rules and regulations, on February 7, 2007, the Company filed a Preliminary Schedule 14C Information Statement, herein incorporated by reference, regarding the corporate action taken without a meeting.  The Company anticipates that the name change will become effective on or about March 12, 2006.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

Item 2. Description of Property

Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Anna Herbst, our Company's President, which are provided at no cost to the Company.

Item 3. Legal Proceedings

Our Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is a party to any action in which any has an interest adverse to our Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended October 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Prices and Bid Information for Common Stock

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

Date	High	Low

2005
May 26 through July 31	0	0
Quarter ended October 31	0	0

2006
Quarter ended January 31	0	0
Quarter ended April 30	0	0
Quarter ended July 31	0	0
Quarter ended October 31	0	0

We cannot guarantee that the present market for our common stock will continue or be maintained, and the resale of "restricted securities" pursuant to Rule 144 of the Securities and Exchange Commission may substantially reduce the market price of our common stock.

Holders

The number of record holders of our Company's common stock as of the fiscal year ended October 31, 2006, was approximately 681; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of February 13, 2007, there were approximately 681 stockholders.

Dividends

Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future.

Recent Sales of Restricted Securities

There have been no sales of restricted securities or other securities by us during the past three fiscal years or to the date hereof.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended October 31, 2006, for the sale of registered securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operation

Our Company did not engage in any material operations during the fiscal year that ended October 31, 2006.

For the fiscal year ending October 31, 2007, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended, for the fiscal year ending October 31, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of October 31, 2006, the Company remains in the development stage.  As of October 31, 2006, the Company’s balance sheet reflects total assets of $ 0.00, and total current liabilities of $16,241.00.   The Company has cash on hand of $0.00 and a deficit accumulated in the development stage of $136,642.00.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Results of Operations

During the period from 1981 through October 31, 2006, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $54,514 for the fiscal year ended October 31, 2006. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

We have received a report from our independent auditors on our financial statements for the fiscal years ended Oct. 31, 2006 & 2005, in which our auditors have included an explanatory paragraph indicating that our lack of on-going operations and our current state of having more current liabilities than current assets cause substantial doubt about our ability to continue as a going concern.  By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.  If we are unable to raise additional funds, we may be unable to continue with our business plan.

Item 7. Financial Statements

Child, Van Wagoner & Bradshaw, PLLC

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone: 801.927.1337

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Shandong Ruitai Chemical Co., Ltd. (formerly Commercial Property Corporation)

We have audited the accompanying balance sheet of Shandong Ruitai Chemical Co., Ltd. as of October 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shandong Ruitai Chemical Co., Ltd. as of October 31, 2006, and the results of its operations, stockholders’ deficit and its cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

January 31, 2007

SHANDONG RUITAI CHEMICAL CO., LTD.
(A Development Stage Company)
(formerly Commercial Property Corporation)
BALANCE SHEETS

	October 31,
	2006	2005
Current Assets:
Cash	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$ 6,241	$ 38,142
Advances from shareholder	10,000	23,828
Total Current Liabilities	16,241	61,970
Commitments and Contingencies	-	-
Total Liabilities	16,241	61,970
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value,
10,000,000 shares authorized, no shares
outstanding	-	-
Common stock, $0.001 par value,
50,000,000 shares authorized, 2,054,652
shares issued and outstanding	2,055	2,055
Capital in excess of par value	2,130,310	2,030,067
Retained deficit	(2,011,964)	(2,011,964)
Deficit accumulated during the development
stage	(136,642)	(82,128)
Total Stockholders' Deficit	(16,241)	(61,970)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to the financial statements.

SHANDONG RUITAI CHEMICAL CO., LTD.
(A Development Stage Company)
(formerly Commercial Property Corporation)
STATEMENTS OF OPERATIONS

			From the re-entering
	For the years ended		of Development Stage
	October 31,		on November 19, 1997
	2006	2005	Through October 31, 2006

Revenue:	$ -	$ -	$ -

Expenses:
General and administrative	54,514	23,620	136,642
Loss from Operations	54,514	23,620	136,642

Net Loss	$ (54,514)	$ (23,620)	$ (136,642)

Loss per common share	$ (0.03)	$ (0.01)

Average shares outstanding	2,054,652	2,054,652

See accompanying notes to the financial statements.

SHANDONG RUITAI CHEMICAL CO., LTD.
(A Development Stage Company)
(formerly Commercial Property Corporation)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM RE-ENTERING OF DEVELOPMENT STAGE ON NOVEMBER 19, 1997 THROUGH OCTOBER 31, 2006

					Deficit
					Accumulated
			Capital in		During the	Total
	Common Stock		Excess of	Retained	Development	Stockholders'
	Shares	Amount	Par Value	Deficit	Stage	Deficit
Balance, November 19, 1997	50,520	$ 50	$ 2,011,914	$ (2,011,964)	$ -	$ -
Capital contribution	-	-	695	-	-	695
Common stock issued for services
at $0.10 per share	205,000	205	10,045	-	-	10,250
Common stock issued for fractional shares
in conjunction with a reverse stock split	56,632	57	(57)	-	-	-
Common stock issued for services
at $0.01 per share	1,742,500	1,743	6,970	-	-	8,713
Net loss for period	-	-	-	-	(19,658)	(19,658)

Balance, October 31, 1998	2,054,652	2,055	2,029,567	(2,011,964)	(19,658)	-
Capital contribution	-	-	500	-	-	500
Net loss for year	-	-	-	-	(875)	(875)

Balance, October 31, 1999	2,054,652	2,055	2,030,067	(2,011,964)	(20,533)	(375)
Net loss for year	-	-	-	-	(3,186)	(3,186)

Balance, October 31, 2000	2,054,652	2,055	2,030,067	(2,011,964)	(23,719)	(3,561)
Net loss for year	-	-	-	-	(250)	(250)

Balance, October 31, 2001	2,054,652	2,055	2,030,067	(2,011,964)	(23,969)	(3,811)
Net loss for year	-	-	-	-	(1,121)	(1,121)

Balance, October 31, 2002	2,054,652	2,055	2,030,067	(2,011,964)	(25,090)	(4,932)
Net loss for year	-	-	-	-	(9,868)	(9,868)

Balance, October 31, 2003	2,054,652	2,055	2,030,067	(2,011,964)	(34,958)	(14,800)
Net loss for year	-	-	-	-	(23,550)	(23,550)

Balance, October 31, 2004	2,054,652	2,055	2,030,067	(2,011,964)	(58,508)	(38,350)
Net loss for year	-	-	-	-	(23,620)	(23,620)

Balance, October 31, 2005	2,054,652	2,055	2,030,067	(2,011,964)	(82,128)	(61,970)
Capital contribution	-	-	100,243	-	-	100,243
Net loss for year	-	-	-	-	(54,514)	(54,514)

Balance, October 31, 2006	2,054,652	$ 2,055	$ 2,130,310	$ (2,011,964)	$ (136,642)	$ (16,241)

See accompanying notes to the financial statements.

SHANDONG RUITAI CHEMICAL CO., LTD.
(A Development Stage Company)
(formerly Commercial Property Corporation)
STATEMENTS OF CASH FLOWS

			From the re-entering
	For the years ended		of Development Stage
	October 31,		on November 19, 1997
	2006	2005	Through October 31, 2006

Cash flows from operating activities:
Net loss:	$ (54,514)	$ (23,620)	$ (136,642)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Stock issued for services	-	-	18,963
Accounts payable	(31,901)	5,955	6,241
Net Cash Used by Operating Activities	(86,415)	(17,665)	(111,438)

Cash flows from financing activities:
Capital contributions	100,243	-	101,438
Advances from related parties	(13,828)	17,665	10,000
Net Cash Provided by Financing
Activities	86,415	17,665	111,438

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Supplemental Schedule of Non-cash
Investing and Financing Activities:
Common stock issued for services	$ -	$ -	$ 18,963

See accompanying notes to the financial statements.

SHANDONG RUITAI CHEMICAL CO., LTD.

(A Development Stage Company)

(formerly Commercial Property Corporation)

Note to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Shandong Ruitai Chemical Co., LTD. (formerly, Commercial Property Corporation) ("the Company") was organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. The Company subsequently changed its name to Parker-Levitt Corporation and in 1997 changed its name to Commercial Property Corporation. On November 15, 2006, the Company changed its name to Shandong Ruitai Chemical Co., LTD.

Prior to re-entering its current development stage activities, the Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. In 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage on November 19, 1997.

Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Reclassification - The financial statements for years prior to October 31, 2005 have been reclassified to conform to the headings and classifications used in the October 31, 2006 financial statements.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 3].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards     No. 128, "Earnings Per Share".

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

SHANDONG RUITAI CHEMICAL CO., LTD.

(A Development Stage Company)

(formerly Commercial Property Corporation)

Note to Financial Statements

NOTE 2 - CAPITAL STOCK

Preferred Stock  - In December 2004, the Company amended its articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares of preferred stock have been issued.

Common Stock - In March 1998, the Company issued 205,000 shares of common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed. In April 1998, the Company effected a 100-for-1 reverse stock split. The Board of Directors determined that no shareholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of common stock were issued in conjunction with the reverse split. In April 1998, the Company issued 1,742,500 shares of common stock for services valued at $8,713.

In December 2004, the Company amended its articles of incorporation to authorize 50,000,000 shares of common stock at a par value of $.001 per share. Previous thereto, the authorized shares consisted of 3,000,000 at $0.01 par value per share. In March 2005, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split and change in par value.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At October 31, 2006 and 2005 the Company had available unused operating loss carry forwards of approximately $136,600 and $82,100, respectively, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and their future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the    tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $20,500 and $12,300 as of October 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,200 and $3,500, respectively, during the years ended October 31, 2006 and 2005.

SHANDONG RUITAI CHEMICAL CO., LTD.

(A Development Stage Company)

(formerly Commercial Property Corporation)

Note to Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from shareholder - An officer/shareholder of the Company paid the Company’s expenses, which, during 2006 were forgiven by the officer/shareholder and resulted in an increase in the capital in excess of par value of $100,243 at October 31, 2006. During 2006, another shareholder advanced the Company $10,000 which remains due at October 31, 2006.

Office Space - An officer/shareholder of the Company allows the Company to use her home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management of the Company is proposing to raise any necessary additional capital through loans, sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has not been active since discontinuing its real estate operations in 1981. Management believes that there are no valid outstanding liabilities from prior operations.  If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

NOTE 7 - POTENTIAL SUBSEQUENT EVENT

The Company is presently an inactive shell pursuing a suitable business opportunity.  Any transaction with an operating entity will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition and present management of the Company will likely resign and be replaced by the principals of the operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's fiscal years ended October 31, 2006 and October 31, 2005 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

Item 8A. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of October 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

 The respective positions and ages of our directors and executive officers and the year in which each director was first elected are shown in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director Since

Anna Herbst	52	Director, President, and Chief Financial Officer	September 2006
Cosmo Alberto Palmieri	35	Director and Vice President	September 2006
Frank C. Pioppi	48	Director and Secretary	September 2006

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Anna Herbst.  Ms. Herbst has over 17 years experience in the field of reverse mergers and research with regard to suitablility of companies on the Pink Sheets, Over-The-Counter Bulletin Board, NASDAQ board and AMEX board for their use as shell companies for the purpose of reverse merger. She has also assisted in the process of completing quarterly and annual Commission Forms 10-K, 10-Q and all other Commission forms.

Cosmo Alberto Palmieri. Mr. Palmieri graduated from the University of Texas at Austin in 1993 with a B.A. Degree in Economics. He is the owner and president of Sendero Development, Inc. in Austin, Texas, which develops residential subdivisions and high-end homes. He oversees all of the building and business aspects of Sendero Development, Inc.

Frank C. Pioppi. Mr. Pioppi has owned and operated Beachmont Restaurants, Inc. since 1983; and he is currently and executive officer of Mid-Continental Securities Corp. He graduated from the University of Massachusetts in 1980, with a B.A. Degree, and has invested in and owned investment real estate properties since that time.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among directors and executive officers.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Other Relationships or Arrangements

There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

The Company’s officers, directors, and 10% owners have each filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

We have adopted a Code of Ethics; our Code of Ethics was attached as Exhibit 14 to our 10-KSB Annual Report for the fiscal year ended October 31, 2004, and is herein incorporated by reference.

Item 10. Executive Compensation

Cash Compensation

The following table sets forth the compensation of our management for the past three years:

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Salary	Bonus	Annual Compensation	Restricted Stock Awards	Underlying Options	LTI Payouts	Other Compensation
David C. Merrell, President	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kristine M. Rogers, Secretary & Treasurer	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Anna Herbst, President & Chief Financial Officer	2006	0	0	0	0	0	0	0
Cosmo Palmieri, Vice President	2006	0	0	0	0	0	0	0
Frank Pioppi, Secretary	2006	0	0	0	0	0	0	0

We have no employment agreements with our officers.  We do not provide any retirement benefits, and we do not have any agreements for compensation of officers after their resignation or retirement.  Our officers have not received any compensation during the fiscal years ended October 31, 2004, 2005 and 2006.

Stock Option Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending October 31, 2006 and 2005, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

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

The following table sets forth the compensation of our directors for the past three years:

Name	Fiscal Year	Base Salary	Bonus	Annual Compensation	Restricted Stock Awards	Underlying Options	LTI Payouts	Other Compensation
David C. Merrell	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kristine M. Rogers	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Anna Herbst	2006	0	0	0	0	0	0	0
Cosmo Palmieri	2006	0	0	0	0	0	0	0
Frank Pioppi	2006	0	0	0	0	0	0	0

Termination of Employment and Change of Control Arrangement

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 29, 2007, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Anna Herbst (1)	0	0%
Common	Cosmo Palimieri (1)	0	0%
Common	Frank Pioppi (1) (2)	1,752,500	85.29%
Common	Mid-Continental Securities Corp.	1,752,500	85.29%

Common	All Officers and Directors as a Group (3 in number)	1,752,500	85.29%

(1) Officer or Director.

(2) Includes 1,752,500 shares owned of record by Mid-Continental Securities Corp.; Mr. Pioppi is an executive officer of Mid-Continental Securities Corp. and accordingly, may be deemed to be the beneficial owner of the Common Stock owned by Mid-Continental Securities Corp.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

(a) Exhibits

2

Certificate of Merger dated November 14, 2006.

3.1

Articles of Incorporation dated November 15, 1955 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.2

Articles of Amendment dated May 8, 1968 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.3

Articles of Amendment dated April 25, 1969 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.4

Articles of Amendment dated November 19, 1976 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004 as Exhibit 3.3).

3.5

Articles of Amendment dated December 13, 1976 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.6

Articles of Amendment dated June 23, 1977 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.7

Articles of Amendment dated October 18, 1982 (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2002, filed with the Securities and Exchange Commission on September 14, 2004).

3.8

Articles of Amendment dated December 23, 2004 (herein incorporated by reference from Form 8-K, filed with the Securities and Exchange Commission on December 23, 2004).

14

Code of Ethics (herein incorporated by reference from Form 10-KSB for the year ended October 31, 2004, filed with the Securities and Exchange Commission on February 14, 2005).

20

Preliminary 14C Information Statement (herein incorporated by reference, filed with the Securities and Exchange Commission on February 7, 2007).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit-Related Fees

The aggregate fees billed and billable by Child, Van Wagoner & Bradshaw, PLLC, the Company’s independent auditors, for the audit of Company’s annual financial statements and reviews of quarterly financial statements for the year ended October 31, 2006 were $8,000 and $2,200 during the period ended October 31, 2005.

Tax Fees

The aggregate fees billed and billable by Child, Van Wagoner & Bradshaw, PLLC, the Company’s principal accountants for tax compliance, advice, and planning, were $750 and $0 for the years ended October 31, 2006 and 2005, respectively.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC, did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SHANDONG RUITAI CHEMICAL CO., LTD.

By: /s/ Anna Herbst

Anna Herbst, President and Director

Date: February 13, 2007

By: /s/ Anna Herbst

Anna Herbst, Chief Financial Officer

Date: February 13, 2007