Form 10KSB
period 2006-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2007-03-28
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM OCTOBER 31, 2006 TO DECEMBER 31, 2006.

Commission File Number 000-04494

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(Formerly Shandong Ruitai Chemical Co., Ltd.)
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

State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days - March 23, 2007 - $377,690.00.

As of March 23, 2007, there were 2,054,652 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes // No /x/

Table of Contents

INTRODUCTORY STATEMENT

4

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

11

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

24

ITEM 13. EXHIBITS

25

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

SIGNATURES

27

INTRODUCTORY STATEMENT

On February 26, 2007, China RuiTai International Holdings Co., Ltd., formerly known as Shandong Ruitai Chemical Co., Ltd. filed a Form 8-K with the Securities and Exchange Commission, herein incorporated by reference, announcing the change of the Company’s fiscal year end from October 31st to December 31st.  The filing of this Form 10-KSB is intended to cover the two month transitional period ended December 31, 2006.

PART I

Item 1. Description of Business

THE BUSINESS

Business Development

China RuiTai International Holdings Co., Ltd. (hereinafter referred to as “we," "us," or the "Company”), formerly known as Shandong Ruitai Chemical Co., Ltd. was organized under the laws of the State of Delaware on November 15, 1955, under the name "Inland Mineral Resources Corp." We were formed for the purpose of engaging in all lawful businesses. Our initial authorized capital consisted of 2,000,000 shares of $0.01 par value common voting stock.

Charter Amendments and Re-capitalizations

The following amendments and/or re-capitalizations were effected by us in accordance with the Delaware General Corporations Code:

* On May 8, 1968 our authorized shares were increased to 5,000,000 shares of $0.01 par value common voting stock.

* On April 25, 1969, our name was changed to "Parker-Levitt Corporation," and we also increased our authorized capital to 20,000,000 shares, comprised of 15,000,000 shares of $0.01 par value common voting stock, and 5,000,000 shares of $0.01 par value preferred stock.

* On November 19, 1976, we changed our name to "Commercial Property Corp."

* On December 13, 1976, our name was changed back to "Parker-Levitt Corporation.”

* On June 23, 1977, we changed our name to "Commercial Property Corporation.”

* On October 18, 1982, our Company's authorized capital was reduced to 3,000,000 shares of $0.01 par value common voting stock only.

* On April 1, 1998 the Company effected a 1-for-100 reverse stock split of the Company’s outstanding common stock.  The Board of Directors determined that no shareholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of common stock were issued in conjunction with the reverse stock split.

* On December 23, 2004, we filed Amended and Restated Articles of Incorporation with the State of Delaware to: (i) authorize 10,000,000 shares of preferred stock with $0.001 par value; (ii) authorize 50,000,000 shares of common stock with $0.001 par value; (iii) change the common stock par value from $0.01 par value to $0.001; (iv) allow for forward and reverse pro rata stock splits without stockholder approval; (v) allow the Board of Directors to change our name without stockholder approval; and (vi) to opt out of Delaware corporate law control share acquisition provisions.

* In March 2005, the Company effected a two for one dividend with a mandatory exchange of stock certificates resulting in a two for one forward stock split while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts.

* On November 15, 2006, as reported on the Form 8-K Current Report filed with the Securities and Exchange Commission November 20, 2006, we changed our name from “Commercial Property Corporation” to “Shandong Ruitai Chemical Co. Ltd.”  The change of the name was made pursuant to Section 253 of the Delaware General Corporation Law after the wholly-owned subsidiary of the Company merged with and into the Company with the Company surviving the merger.

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

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. Any of these types of transactions, regardless of the particular prospect, may require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

Events Subsequent to December 31, 2006

We have been engaged in talks with Shandong Ruitai Chemical Co., Ltd., (“Shandong”) a Chinese corporation, about the possibility of entering into a share exchange agreement, whereby we would acquire all of the common stock of Shandong in exchange for the issuance of shares of our Common Stock to the shareholders of Shandong.  Shandong specializes in both chemical manufacturing and chemical research and development.  They are one of the largest producers of non-iconic cellulose ether in China.  Their current product line includes both pharmaceutical and industrial materials.  As of the filing of this Form 10-KSB for the transitional period ended December 31, 2006, we have not entered into any form of definitive agreement with Shandong regarding a share exchange.  However, in anticipation of an entry into a material definitive agreement with Shandong, as indicated below, we elected to change our name; in the event that we do not enter into any type of agreement with Shandong, we anticipate changing our name back to Commercial Property Corporation.

On January 27, 2007, the Board of Directors of the Company unanimously approved, and recommended for shareholder approval, an amendment to the Company’s Certificate of Incorporation in order to change the name of the Company to “China RuiTai International Holdings Co., Ltd.”  The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Amendment was January 27, 2007.  On the Record Date, stockholders owning greater than a majority of the outstanding shares of Common Stock approved the Amendment by action taken without a meeting in accordance with Delaware law.  In accordance with applicable rules and regulations, on February 16, 2007, the Company filed a Definitive Schedule 14C Information Statement, herein incorporated by reference, regarding the corporate action taken without a meeting.  On March 12, 2007, the change of the Company’s name to “China RuiTai International Holdings Co., Ltd.” became effective with the Delaware Secretary of State; an 8-K announcing such change was filed with the Securities and Exchange Commission on March 14, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the two month period ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Prices and Bid Information for Common Stock

Our common stock is approved for trading on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CPRY." However, no trading activity has occurred during the past two years and there is no current trading market.  As a result, no historical price information is available.  We cannot guarantee that a trading market for our common stock will develop, or if developed, will be maintained. Efforts by current shareholders to complete re-sales of "restricted securities" pursuant to Rule 144 of the Securities and Exchange Commission may make it difficult for a trading market to develop, or if a trading market does develop, may substantially reduce the market price of our common stock.

Holders

The number of record holders of our Company's common stock as of December 31, 2006, was approximately 681.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the two month transitional period that ended December 31, 2006, for the sale of registered securities.

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

Plan of Operation

Our Company did not engage in any material operations during the two month transitional period ended December 31, 2006.

For the fiscal year ending December 31, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended, for the fiscal year ending December 31, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage.  As of December 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $6,241.00.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $136,642.00.

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

Results of Operations

During the period from 1981 through December 31, 2006, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $nil for the two month transitional period ended December 31, 2006. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

We have received a report from our independent auditors on our financial statements for the two month period ended December 31, 2006 and the fiscal year ended October 31, 2006, in which our auditors have included an explanatory paragraph indicating that our lack of on-going operations and our current state of having more current liabilities than current assets cause substantial doubt about our ability to continue as a going concern.  By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.  If we are unable to raise additional funds, we may be unable to continue with our business plan.

Item 7. Financial Statements

Child, Van Wagoner & Bradshaw, PLLC

5296 S. Commerce Dr. Suite 300

Salt Lake City, Utah 84107-5370

Telephone: 801.281.4700

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

China RuiTai International Holdings Co., Ltd. (formerly Shandong Ruitai Chemical Co., Ltd.)

We have audited the accompanying balance sheets of China RuiTai International Holdings Co., Ltd. as of December 31, 2006 and October 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the two months ended December 31, 2006 and year  ended October 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China RuiTai International Holdings Co., Ltd. as of December 31, 2006 and October 31, 2006, and the results of its operations, stockholders’ deficit and its cash flows for the two months ended December 31, 2006 and year ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 22, 2007

China RuiTai International Holdings Co., Ltd.
(A Development Stage Company)
(formerly Shandong Ruitai Chemical Co., Ltd.)
Balance Sheets

	December 31,	October 31,
	2006	2006
Current Assets:
Cash	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$ 6,241	$ 6,241
Advances from shareholder	0	10,000
Total Current Liabilities	6,241	16,241
Commitments and Contingencies	-	-
Total Liabilities	6,241	16,241
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 2,054,652 shares issued and outstanding	2,055	2,055
Capital in excess of par value	2,140,310	2,130,310
Retained deficit	(2,011,964)	(2,011,964)
Deficit accumulated during the development
stage	(136,642)	(136,642)
Total Stockholders' Deficit	(6,241)	(16,241)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
(A Development Stage Company)
(formerly Shandong Ruitai Chemical Co., Ltd.)
Statements of Operations

	For the Two	For the Year	From the re-entering
	Months Ended	Ended	of Development Stage
	December 31,	October 31,	on November 19, 1997
	2006	2006	Through December 31, 2006

Revenue:	$ -	$ -	$ -

Expenses:
General and administrative	-	54,514	136,642
Loss from Operations	-	54,514	136,642

Net Loss	$ -	$ (54,514)	$ (136,642)

Loss per common share	$ -	$ (0.03)

Average shares outstanding	2,054,652	2,054,652

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
(formerly, Shandong Ruitai Chemical Co., Ltd.)
Statements of Stockholders' Deficit
					Deficit
					Accumulated
			Capital in		During the	Total
	Common Stock		Excess of	Retained	Development	Stockholders'
	Shares	Amount	Par Value	Deficit	Stage	Deficit
Balance, November 19, 1997	50,520	$ 50	$2,011,914	$(2,011,964)	$ -	$ -
Capital contribution	-	-	695	-	-	695
Common stock issued for services
at $0.50 per share	205,000	205	10,045	-	-	10,250
Common stock issued for fractional shares
in conjunction with a reverse stock split	56,632	57	(57)	-	-	-
Common stock issued for services
at $0.01 per share	1,742,500	1,743	6,970	-	-	8,713
Net loss for the period	-	-	-	-	(19,658)	(19,658)
Balance, October 31, 1998	2,054,652	2,055	2,029,567	(2,011,964)	(19,658)	-
Capital contribution	-	-	500	-	-	500
Net loss for year	-	-	-	-	(875)	(875)
Balance, October 31, 1999	2,054,652	2,055	2,030,067	(2,011,964)	(20,533)	(375)
Net loss for year	-	-	-	-	(3,186)	(3,186)
Balance, October 31, 2000	2,054,652	2,055	2,030,067	(2,011,964)	(23,719)	(3,561)
Net loss for year	-	-	-	-	(250)	(250)
Balance, October 31, 2001	2,054,652	2,055	2,030,067	(2,011,964)	(23,969)	(3,811)
Net loss for year	-	-	-	-	(1,121)	(1,121)
Balance, October 31, 2002	2,054,652	2,055	2,030,067	(2,011,964)	(25,090)	(4,932)
Net loss for year	-	-	-	-	(9,868)	(9,868)
Balance, October 31, 2003	2,054,652	2,055	2,030,067	(2,011,964)	(34,958)	(14,800)
Net loss for year	-	-	-	-	(23,550)	(23,550)
Balance, October 31, 2004	2,054,652	2,055	2,030,067	(2,011,964)	(58,508)	(38,350)
Net loss for year	-	-	-	-	(23,620)	(23,620)
Balance, October 31, 2005	2,054,652	2,055	2,030,067	(2,011,964)	(82,128)	(61,970)
Capital contribution	-	-	100,243	-	-	100,243
Net loss for year	-	-	-	-	(54,514)	(54,514)
Balance, October 31, 2006	2,054,652	2,055	2,130,310	(2,011,964)	(136,642)	(16,241)
Capital contribution	-	-	10,000	-	-	10,000
Net loss for the period	-	-	-	-	-	-
Balance, December 31, 2006	2,054,652	$ 2,055	$2,140,310	$(2,011,964)	$ (136,642)	$ (6,241)

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
(formerly, Shandong Ruitai Chemical Co., Ltd.)
Statements of Cash Flows

	For the Two	For the Year	From the re-entering
	Months Ended	Ended	of Development Stage
	December 31,	October 31,	on November 19, 1997
	2006	2006	Through December 31, 2006

Cash flows from operating activities:
Net loss:	$ -	$ (54,514)	$ (136,642)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Stock issued for services	-	-	18,963
Accounts payable	-	(31,901)	6,241
Net Cash Used by Operating Activities	-	(86,415)	(111,438)

Cash flows from financing activities:
Capital contributions	10,000	100,243	111,438
Advances from related parties	(10,000)	(13,828)	-
Net Cash Provided by Financing
Activities	-	86,415	111,438

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Supplemental Schedule of Non-cash
Investing and Financing Activities:
Common stock issued for services	$ -	$ -	$ 18,963

See Accompanying Notes to Financial Statements

China RuiTai International Holdings Co., Ltd.

(A Development Stage Company)

(formerly Shandong Ruitai Chemical Co., Ltd.)

Note to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Effective on March 12, 2007, China RuiTai International Holdings Co., Ltd., (the “Company”) changed to its present name from Shandong Ruitai Chemical Co., Ltd. and had prior thereto been known as Commercial Property Corporation. The Company was initially organized under the laws of the State of Delaware on November 15, 1955. On February 26, 2007, the Company also changed its fiscal year end from October to December. The financial statements contained herein for the two months period ended December 31, 2006 represent the transitional period to effect this fiscal year change.

The Company is currently considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Prior to re-entering its current development stage activities, the Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. In 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage on November 19, 1997.

Reclassification - The financial statements for years prior to October 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, and October 31, 2006 financial statements.

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

Recently Enacted Accounting Standards –In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This pronouncement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset and permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At the present time, this pronouncement will not have any effect on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s application of fair value measurement is consistent with this pronouncement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires entities to recognize a net liability or asset of their defined benefit pension and other postretirement benefit plans on their balance sheets. At the present time, this pronouncement will not have any effect on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the present time, this pronouncement will not have any effect on the Company.

NOTE 2 - CAPITAL STOCK

Preferred Stock – In December 2004, the Company amended its articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares of preferred stock have been issued.

Common Stock – In March 1998, the Company issued 205,000 shares of common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed. In April 1998, the Company effected a 1-for-100 reverse stock split. The Board of Directors determined that no shareholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of common stock were issued in conjunction with the reverse split. In April 1998, the Company issued 1,742,500 shares of common stock for services valued at $8,713.

In December 2004, the Company amended its articles of incorporation to authorize 50,000,000 shares of common stock at a par value of $.001 per share. Previous thereto, the authorized shares consisted of 3,000,000 at $0.01 par value per share. In March 2005, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect all stock splits and the change in par value.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At December 31, and October 31, 2006 the Company had available unused operating loss carry forwards of approximately $136,600 and $136,600, respectively, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $20,500 and $20,500 as of December 31, and October 31, 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $0 and $8,200, respectively, during the transitional year ended December 31, 2006, and for the year ended October 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from shareholder – An officer/shareholder of the Company paid the Company’s expenses, which, during 2006 were forgiven by the officer/shareholder and resulted in an increase in the capital in excess of par value of $100,243 at October 31, 2006. During the two month period ended December 31, 2006, a shareholder of the Company paid $10,000 of an existing accounts payable; thus, reducing the amounts due and increasing capital in excess of par value by this amount.

Office Space – An officer/shareholder of the Company allows the Company to use her home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management of the Company is proposing to raise any necessary additional capital through loans, sales of its common stock or through a possible business combination with another entity.  There is no assurance that the Company will be successful in raising additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has not been active since discontinuing its real estate operations in 1981. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

NOTE 7 - POTENTIAL SUBSEQUENT EVENT

The Company is presently an inactive “shell company” pursuing a suitable business opportunity.  Any transaction with an operating entity will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the current shareholders of the Company will likely own a minority interest in the combined entity after the acquisition and present management of the Company will likely resign and be replaced by the principals of the operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's two month transitional period that ended December 31, 2006 and the Company’s fiscal years ended October 31, 2006 and October 31, 2005 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the two month period ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Frank C. Pioppi. Mr. Pioppi has owned and operated Beachmont Restaurants, Inc. since 1983; and he is currently an executive officer of Mid-Continental Securities Corp. He graduated from the University of Massachusetts in 1980, with a B.A. Degree, and has invested in and owned investment real estate properties since that time.

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

We have no employment agreements with our officers.  We do not provide any retirement benefits, and we do not have any agreements for compensation of officers after their resignation or retirement.  Our officers have not received any compensation during the fiscal years ended October 31, 2004, 2005 and 2006 or the two month transitional period that ended December 31, 2006.

Stock Option Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the two month transitional period that ended December 31, 2006 or the fiscal years ending October 31, 2006 and 2005, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2007, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

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

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

Advances from shareholder – An officer/shareholder of the Company paid the Company’s expenses, which, during 2006 were forgiven by the officer/shareholder and resulted in an increase in the capital in excess of par value of $100,243 at October 31, 2006. During the two month period ended December 31, 2006, a shareholder of the Company paid $10,000 of an existing accounts payable; thus, reducing the amounts due and increasing capital in excess of par value by this amount.

Office Space – An officer of the Company allows the Company to use her home as a mailing address, as needed, at no expense to the Company.

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

20

Definitive 14C Information Statement (herein incorporated by reference, filed with the Securities and Exchange Commission on February 16, 2007).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

Item 14. Principal Accountant Fees and Services

Audit-Related Fees

The aggregate fees billed and billable by Child, Van Wagoner & Bradshaw, PLLC, the Company’s independent auditors, for the audit of Company’s annual financial statements and reviews of quarterly financial statements for the two month transitional period that ended December 31, 2006 were $3,000 for the year ended October 31, 2006 were $8,000, and for the year ended October 31, 2005 were $2,200.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By: /s/ Anna Herbst

Anna Herbst, President and Director

Date: March  28, 2007

By: /s/ Anna Herbst

Anna Herbst, Chief Financial Officer

Date: March 28, 2007