Form 10QSB
period 2007-03-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2007-05-15
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(Name of small business in its charter)

Delaware (State or jurisdiction of incorporation or organization)	000-04494 Commission File No.	13-5661446 I.R.S. Employer Identification No.

87-10 Clover Place Holliswood, NY 11423
(Address of principal executive offices)

Issuer’s telephone number (718) 740-2278

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes /X/ No //

As of March 31, 2007, there were 2,054,652 shares of voting common stock, par value $.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

Index to financial statements

       Page

Balance sheets

3

Statements of operations

4

Statement of stockholders’ deficit

5

Statements of cash flows

6

Notes to financial statements

7- 10

China RuiTai International Holdings Co., Ltd.
(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Current Assets:
Cash	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 8,472	$ 6,241
Total Current Liabilities	8,472	6,241
Commitments and Contingencies	-	-
Total Liabilities	8,472	6,241
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 2,054,652 shares issued and outstanding	2,055	2,055
Capital in excess of par value	2,161,955	2,140,310
Retained deficit	(2,011,964)	(2,011,964)
Deficit accumulated during the development
stage	(160,518)	(136,642)
Total Stockholders' Deficit	(8,472)	(6,241)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

China RuiTai International Holdings Co., Ltd.
(A Development Stage Company)

Statements of Operations (unaudited)

			From the re-entering
	For the Three Months Ended		of Development Stage
	March 31,		on November 19, 1997
	2007	2006	Through March 31, 2007

Revenue:	$ -	$ -	$ -

Expenses:
General and administrative	23,876	3,502	160,518
Loss from Operations	(23,876)	(3,502)	(160,518)

Net Loss	$ (23,876)	$ (3,502)	$ (160,518)

Loss per common share	$ (0.00)	$ (0.00)

Average shares outstanding	2,054,652	2,054,652

See accompanying notes to financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)

Statements of Stockholders' Deficit

					Accumulated
			Capital in		During the	Total
	Common Stock		Excess of	Retained	Development	Stockholders'
	Shares	Amount	Par Value	Deficit	Stage	Deficit
Balance, November 19, 1997	50,520	$ 50	$ 2,011,914	$(2,011,964)	$ -	$ -
Capital contribution	-	-	695	-	-	695
Common stock issued for services
at $0.10 per share	205,000	205	10,045	-	-	10,250
Common stock issued for fractional shares
in conjunction with a reverse stock split	56,632	57	(57)	-	-	-
Common stock issued for services
at $0.01 per share	1,742,500	1,743	6,970	-	-	8,713
Net loss for the period	-	-	-	-	(19,658)	(19,658)
Balance, October 31, 1998	2,054,652	2,055	2,029,567	(2,011,964)	(19,658)	-
Capital contribution	-	-	500	-	-	500
Net loss for year	-	-	-	-	(875)	(875)
Balance, October 31, 1999	2,054,652	2,055	2,030,067	(2,011,964)	(20,533)	(375)
Net loss for year	-	-	-	-	(3,186)	(3,186)
Balance, October 31, 2000	2,054,652	2,055	2,030,067	(2,011,964)	(23,719)	(3,561)
Net loss for year	-	-	-	-	(250)	(250)
Balance, October 31, 2001	2,054,652	2,055	2,030,067	(2,011,964)	(23,969)	(3,811)
Net loss for year	-	-	-	-	(1,121)	(1,121)
Balance, October 31, 2002	2,054,652	2,055	2,030,067	(2,011,964)	(25,090)	(4,932)
Net loss for year	-	-	-	-	(9,868)	(9,868)
Balance, October 31, 2003	2,054,652	2,055	2,030,067	(2,011,964)	(34,958)	(14,800)
Net loss for year	-	-	-	-	(23,550)	(23,550)
Balance, October 31, 2004	2,054,652	2,055	2,030,067	(2,011,964)	(58,508)	(38,350)
Net loss for year	-	-	-	-	(23,620)	(23,620)
Balance, October 31, 2005	2,054,652	2,055	2,030,067	(2,011,964)	(82,128)	(61,970)
Capital contribution	-	-	100,243	-	-	100,243
Net loss for year	-	-	-	-	(3,502)	(3,502)
Balance, October 31, 2006	2,054,652	2,055	2,130,310	(2,011,964)	(85,630)	34,771
Capital contribution	-	-	10,000	-	-	10,000
Net loss for the period	-	-	-	-	(51,012)	(51,012)
Balance, December 31, 2006	2,054,652	2,055	2,140,310	(2,011,964)	(136,642)	(6,241)
Capital contribution (unaudited)	-	-	21,645	-	-	21,645
Net loss for the period (unaudited)	-	-	-	-	(23,876)	(23,876)
Balance, March 31, 2007 (unaudited)	2 ,054,652	$ 2,055	$ 2,161,955	$(2,011,964)	$ (160,518)	$ (8,472)

See accompanying notes to financial Statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)

Statements of Cash Flows (unaudited)

			From the re-entering
	For the Three Months Ended		of Development Stage
	March 31,		on November 19, 1997
	2007	2006	Through March 31, 2007

Cash flows from operating activities:
Net loss:	$ (23,876)	$ (3,502)	$ (160,518)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Stock issued for services	-	-	18,963
Accounts payable	2,231	472	8,472
Net Cash Used by Operating Activities	(21,645)	(3,030)	(133,083)

Cash flows from financing activities:
Capital contributions	21,645	3,030	133,083
Advances from related parties	-	-	-
Net Cash Provided by Financing
Activities	21,645	3,030	133,083

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Supplemental Schedule of Non-cash
Investing and Financing Activities:
Common stock issued for services	$ -	$ -	$ 18,963

See accompanying notes to financial statements.

China RuiTai International Holdings Co., Ltd.

(A Development Stage Company)

Note to Financial Statements (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Effective on March 12, 2007, China RuiTai International Holdings Co., Ltd., (the “Company”) changed to its present name from Shandong Ruitai Chemical Co., Ltd. and had prior thereto been known as Commercial Property Corporation. The Company was initially organized under the laws of the State of Delaware on November 15, 1955. On February 26, 2007, the Company also changed its fiscal year end from October to December. The statements of operations and cash flows compare the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006, as though the effect of this fiscal year change had been in effect at that time.

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

Reclassification - The financial statements for the quarterly periods ended March 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 and March 31, 2007 financial statements.

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

Recently Enacted Accounting Standards - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This pronouncement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset and permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At the present time, this pronouncement will not have any effect on the Company.

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

Common Stock - In March 1998, the Company issued 205,000 shares of common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed. In April 1998, the Company effected a 1-for-100 reverse stock split. The Board of Directors determined that no shareholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of commons stock were issued in conjunction with the reverse split. In April 1998, the Company issued 1,742,500 shares of common stock for services valued at $8,713.

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

Future Issuances of Common or Preferred Stock - The Company is presently an inactive “shell company” pursuing a suitable business opportunity. Any transaction with an operating entity will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the current shareholders of the Company will likely own a minority interest in the combined entity after the acquisition and present management of the Company will likely resign and be replaced by the principals of the operating company.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At March 31, 2007 and December 31, 2006 the Company had available unused operating loss carry forwards of approximately $160,500 and $136,600, respectively, which may be applied against future taxable income and which expire in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $24,000 and $20,500 as of March 31, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,500 and $0, respectively, during the three months ended March 31, 2007 and for the transitional year ended December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from Shareholder and Increase in Capital in Excess of Par Value - During the three-month period ended March 31, 2007, a shareholder of the Company paid expenses and liabilities of the Company in the amount of $21,645. These payments are considered as capital contributions inasmuch as the Company will not repay these amounts to the shareholder.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operation

Our Company did not engage in any material operations during the period ended March 31, 2007.

For the fiscal year ending December 31, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operation and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended, for the fiscal year ending December 31, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage.  As of March 31, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $8,472.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $160,518.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Results of Operations

During the period from 1981 through March 31, 2007, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

Results of Operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues

The Company’s revenues for the three month periods ended March 31, 2007 and March 31, 2006 were $nil and $nil, respectively.

Operating Expenses

The Company’s total operating expenses increased from $3,502 for the three months ended March 31, 2006 to $23,876 for the three months ended March 31, 2007.  The increase in operating expenses was attributable to increased general and administrative expenses and expenses incurred to maintain its corporate existence and comply with SEC reporting requirements.

Net Loss

For the three months ended March 31, 2007 the Company experienced a net loss of $23,876, as compared to a net loss of $3,502 for the three months ended March 31, 2006.  The increase in net loss was attributable to increased general and administrative expenses and expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

The Company does not have any Off-balance sheet arrangements.

ITEM 3.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, and no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.  Further, to the knowledge of management, no director or executive officer is a party to any action in which any has an interest adverse to our Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a) The following exhibits are filed herewith:

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By: /s/ Anna Herbst

Anna Herbst, President and Director

Date: May 15, 2007

By: /s/ Anna Herbst

Anna Herbst, Chief Financial Officer

Date: May 15, 2007