Form 10QSB
period 2007-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2007-08-06
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Yes /X/ No //

As of June 30, 2007, there were 3,354,652 shares of voting common stock, par value $.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

Index to financial statements

       Page

Balance sheets

3

Statements of operations

4

Statement of stockholders’ deficit

5

Statements of cash flows

6

Notes to financial statements

7- 10

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Current Assets:
Cash	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 1,125	$ 6,241
Total Current Liabilities	1,125	6,241
Commitments and Contingencies	-	-
Total Liabilities	1,125	6,241
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 3,354,652 shares issued and outstanding at June
30, 2007 (unaudited) and 2,054,652 shares issued and
outstanding at December 31, 2006	3,355	2,055
Capital in excess of par value	2,433,752	2,140,310
Unamortized shareholder services	(246,278)	-
Retained deficit	(2,011,964)	(2,011,964)
Deficit accumulated during the development
stage	(179,990)	(136,642)
Total Stockholders' Deficit	(1,125)	(6,241)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Operations (unaudited)
					From the
					re-entering of the
					Development Stage
	For the Three Months		For the Six Months		on November 19,
	Ended June 30,		Ended June 30,		1997 through
	2007	2006	2007	2006	June 30, 2007

Revenue:	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative	5,750	15,515	29,626	19,017	166,268
Consulting fees	13,722	-	13,722	-	13,722
Loss from Operations	(19,472)	(15,515)	(43,348)	(19,017)	(179,990)

Net Loss	$ (19,472)	$ (15,515)	$ (43,348)	$ (19,017)	$ (179,990)

Loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Average shares outstanding	2,321,319	2,054,652	2,187,985	2,054,652

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Stockholders' Deficit
						Deficit
						Accumulated
			Capital in	Unamortized		During the	Total
	Common Stock		Excess of	Shareholder	Retained	Development	Stockholders'
	Shares	Amount	Par Value	Services	Deficit	Stage	Deficit
Balance, November 19, 1997	50,520	$ 50	$ 2,011,914	$ -	$ (2,011,964)	$ -	$ -
Capital contribution	-	-	695	-	-	-	695
Common stock issued for services
at $0.10 per share	205,000	205	10,045	-	-	-	10,250
Common stock issued for fractional shares
in conjunction with a reverse stock split	56,632	57	(57)	-	-	-	-
Common stock issued for services
at $0.01 per share	1,742,500	1,743	6,970	-	-	-	8,713
Net loss for the period	-	-	-	-	-	(19,658)	(19,658)
Balance, October 31, 1998	2,054,652	2,055	2,029,567	-	(2,011,964)	(19,658)	-
Capital contribution	-	-	500	-	-	-	500
Net loss for year	-	-	-	-	-	(875)	(875)
Balance, October 31, 1999	2,054,652	2,055	2,030,067	-	(2,011,964)	(20,533)	(375)
Net loss for year	-	-	-	-	-	(3,186)	(3,186)
Balance, October 31, 2000	2,054,652	2,055	2,030,067	-	(2,011,964)	(23,719)	(3,561)
Net loss for year	-	-	-	-	-	(250)	(250)
Balance, October 31, 2001	2,054,652	2,055	2,030,067	-	(2,011,964)	(23,969)	(3,811)
Net loss for year	-	-	-	-	-	(1,121)	(1,121)
Balance, October 31, 2002	2,054,652	2,055	2,030,067	-	(2,011,964)	(25,090)	(4,932)
Net loss for year	-	-	-	-	-	(9,868)	(9,868)
Balance, October 31, 2003	2,054,652	2,055	2,030,067	-	(2,011,964)	(34,958)	(14,800)
Net loss for year	-	-	-	-	-	(23,550)	(23,550)
Balance, October 31, 2004	2,054,652	2,055	2,030,067	-	(2,011,964)	(58,508)	(38,350)
Net loss for year	-	-	-	-	-	(23,620)	(23,620)
Balance, October 31, 2005	2,054,652	2,055	2,030,067	-	(2,011,964)	(82,128)	(61,970)
Capital contribution	-	-	100,243	-	-	-	100,243
Net loss for year	-	-	-	-	-	(3,502)	(3,502)
Balance, October 31, 2006	2,054,652	2,055	2,130,310	-	(2,011,964)	(85,630)	34,771
Capital contribution	-	-	10,000	-	-	-	10,000
Net loss for the period	-	-	-	-	-	(51,012)	(51,012)
Balance, December 31, 2006	2,054,652	2,055	2,140,310	-	(2,011,964)	(136,642)	(6,241)
Capital contribution (unaudited)	-	-	34,742	-	-	-	34,742
Shares issued to stockholder for contractual
services over a one-year time period valued
$0.20 per share (unaudited)	1,300,000	1,300	258,700	(246,278)	-	-	13,722
Net loss for the period (unaudited)	-	-	-	-	-	(43,348)	(43,348)
Balance, June 30, 2007 (unaudited)	3,354,652	$ 3,355	$ 2,433,752	$ (246,278)	$ (2,011,964)	$ (179,990)	$ (1,125)

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Cash Flows (unaudited)

			From the re-entering
	For the six Months Ended		of Development Stage
	June 30,		on November 19, 1997
	2007	2006	Through June 30, 2007

Cash flows from operating activities:
Net loss:	$ (43,348)	$ (19,017)	$ (179,990)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Stock issued for services	13,722	-	32,685
Accounts payable	(5,116)	15,987	1,125
Net Cash Used by Operating Activities	(34,742)	(3,030)	(146,180)

Cash flows from financing activities:
Capital contributions	34,742	3,030	146,180
Net Cash Provided by Financing
Activities	34,742	3,030	146,180

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Supplemental Schedule of Non-cash
Investing and Financing Activities:
Common stock issued for services
rendered and to be rendered	$ 260,000	$ -	$ 278,963

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements of China RuiTai International Holdings Co., Ltd., (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2006.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Effective on March 12, 2007, the “Company changed to its present name from Shandong Ruitai Chemical Co., Ltd. and had prior thereto been known as Commercial Property Corporation. The Company was initially organized under the laws of the State of Delaware on November 15, 1955. On February 26, 2007, the Company also changed its fiscal year end from October to December. The statements of operations compare the six and three month periods ended June 30, 2007 with the six and three month periods ended June 30, 2007, as though the effect of this fiscal year change had been in effect at that time. The statements of cash flows compare the six-month period ended June 30, 2007 with the six month period ended June 30, 2007 as though the effect of this fiscal year change had been in effect at that time.

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

Reclassification - The financial statements for quarterly periods ended June 30, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 and June 30, 2007 financial statements.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 3].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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

Recently Enacted Accounting Standards - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s application of fair value measurement is consistent with this pronouncement.

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

On June 11, 2007, the Company issued 1,300,000 shares of common stock to a related party more fully disclosed in NOTE 4 to these financial statements.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At June 30, 2007 and December 31, 2006 the Company had available unused operating loss carry forwards of approximately $180,000 and $136,600, respectively, which may be applied against future taxable income and which expire in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $27,000 and $20,500 as of June 30, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,500 and $0, respectively, during the six months ended June 30, 2007 and for the transitional year ended December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advisory Agreement - On June 11, 2007, the Company entered into an advisory agreement with Mid-Continental Securities Corp., (“Mid-Continental”) its agents and/or assigns, which in essence requires that varying consulting services be rendered during a one year period. The Company made payment of these services in advance through the issuance of 1,300,000 shares valued at $0.20 per share, and will amortize the total value of $260,000 over a twelve month period. This value was not determined through arms-length negotiations inasmuch as Mid-

Continental is a major shareholder of the Company. Accordingly, the Company has recognized any unamortized portion as a reduction of equity under the caption “unamortized shareholder services”.

Advances from Shareholder and Increase in Capital in Excess of Par Value - During the six-month period ended June 30, 2007, Mid-Continental paid expenses and liabilities of the Company in the amount of $34,742. These payments are considered capital contributions inasmuch as the Company will not repay these amounts to the shareholder.

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

Plan of Operation

Our Company did not engage in any material operations during the period ended June 30, 2007.

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

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage.  As of June 30, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $1,125.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $179,990.

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

Results of Operations

During the period from 1981 through June 30, 2007, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

Results of Operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues

The Company’s revenues for the six month periods ended June 30, 2007 and June 30, 2006 were $nil and $nil, respectively.

Operating Expenses

The Company’s total operating expenses increased from $19,017 for the six months ended June 30, 2006 to $43,348 for the six months ended June 30, 2007.  The increase in operating expenses was attributable to increased general and administrative expenses and expenses incurred to maintain its corporate existence and comply with SEC reporting requirements.

Net Loss

For the six months ended June 30, 2007 the Company experienced a net loss of $43,348, as compared to a net loss of $19,017 for the six months ended June 30, 2006.  The increase in net loss was attributable to increased general and administrative expenses and expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in a current report on Form 8-K filed on June 13, 2007, on June 11, 2007, the Company, authorized and completed the issuance of 1,300,000 shares (the “Shares”) of its common stock pursuant to the terms of an Advisory Agreement (the “Agreement”) entered into with Mid-Continental Securities Corp., its agents and/or assigns (“Advisor”).  Under the terms of the Agreement, Advisor will advise the Company with respect to the operation of the Company's business, including, but not limited to, advisement with respect to investor and public relations, communications, and , mergers and acquisitions, corporate filings, market strategies, structure of deals and strategic relationships and alliances, and assisting the Company in obtaining equity or debt financing, and such other matters as the Company and Advisor shall mutually agree upon. As consideration for the services of Advisor, the Company has issued of 1,300,000 shares of restricted common stock.  The Company issued the Shares in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period ended June 30, 2007, no matters were submitted to the Security Holders for a vote.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By: /s/ Anna Herbst

Anna Herbst, President and Director

Date: August 6, 2007

By: /s/ Anna Herbst

Anna Herbst, Chief Financial Officer

Date: August 6, 2007