Form 10QSB
period 2007-09-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2007-11-15
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(Name of small business in its charter)

Delaware (State or jurisdiction of incorporation or organization)	000-04494 Commission File No.	13-5661446 I.R.S. Employer Identification No.

Wenyang Town Feicheng City ShanDong, China 271603
(Address of principal executive offices)

Issuer’s telephone number 86 538 3850 703

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes /X/ No //

As of November 12, 2007, there were 26,000,000 shares of voting common stock, par value $.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Index to financial statements

       Page

Balance sheets

3

Statements of operations (unaudited)

4

Statement of stockholders’ deficit (unaudited)

5

Statements of cash flows (unaudited)

6

Notes to financial statements

7- 10

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Current Assets:
Cash	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 8,989	$ 6,241
Total Current Liabilities	8,989	6,241
Commitments and Contingencies	-	-
Total Liabilities	8,989	6,241
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 3,354,652 shares issued and outstanding at September
30, 2007 (unaudited) and 2,054,652 shares issued and
outstanding at December 31, 2006	3,355	2,055
Capital in excess of par value	2,446,748	2,140,310
Unamortized stockholder services	(181,278)	-
Retained deficit	(2,011,964)	(2,011,964)
Deficit accumulated during the development
stage	(265,850)	(136,642)
Total Stockholders' Deficit	(8,989)	(6,241)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Operations (unaudited)
					From the
					re-entering of the
					Development Stage
	For the Three Months		For the Nine Months		on November 19,
	Ended September 30,		Ended September 30,		1997 through
	2007	2006	2007	2006	September 30, 2007

Revenue:	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative	20,860	15,096	50,486	34,113	187,128
Consulting fees	65,000	-	78,722	-	78,722
Loss from Operations	(85,860)	(15,096)	(129,208)	(34,113)	(265,850)

Net Loss	$ (85,860)	$ (15,096)	$ (129,208)	$ (34,113)	$ (265,850)

Loss per common share	$ (0.04)	$ (0.01)	$ (0.06)	$ (0.02)

Average shares outstanding	2,321,319	2,054,652	2,187,985	2,054,652

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Stockholders' Deficit

						Deficit
						Accumulated
			Capital in	Unamortized		During the	Total
	Common Stock		Excess of	Shareholder	Retained	Development	Stockholders'
	Shares	Amount	Par Value	Services	Deficit	Stage	Deficit
Balance, November 19, 1997	50,520	$ 50	$ 2,011,914	$ -	$ (2,011,964)	$ -	$ -
Capital contribution	-	-	695	-	-	-	695
Common stock issued for services
at $0.10 per share	205,000	205	10,045	-	-	-	10,250
Common stock issued for fractional shares
in conjunction with a reverse stock split	56,632	57	(57)	-	-	-	-
Common stock issued for services
at $0.01 per share	1,742,500	1,743	6,970	-	-	-	8,713
Net loss for the period	-	-	-	-	-	(19,658)	(19,658)
Balance, October 31, 1998	2,054,652	2,055	2,029,567	-	(2,011,964)	(19,658)	-
Capital contribution	-	-	500	-	-	-	500
Net loss for year	-	-	-	-	-	(875)	(875)
Balance, October 31, 1999	2,054,652	2,055	2,030,067	-	(2,011,964)	(20,533)	(375)
Net loss for year	-	-	-	-	-	(3,186)	(3,186)
Balance, October 31, 2000	2,054,652	2,055	2,030,067	-	(2,011,964)	(23,719)	(3,561)
Net loss for year	-	-	-	-	-	(250)	(250)
Balance, October 31, 2001	2,054,652	2,055	2,030,067	-	(2,011,964)	(23,969)	(3,811)
Net loss for year	-	-	-	-	-	(1,121)	(1,121)
Balance, October 31, 2002	2,054,652	2,055	2,030,067	-	(2,011,964)	(25,090)	(4,932)
Net loss for year	-	-	-	-	-	(9,868)	(9,868)
Balance, October 31, 2003	2,054,652	2,055	2,030,067	-	(2,011,964)	(34,958)	(14,800)
Net loss for year	-	-	-	-	-	(23,550)	(23,550)
Balance, October 31, 2004	2,054,652	2,055	2,030,067	-	(2,011,964)	(58,508)	(38,350)
Net loss for year	-	-	-	-	-	(23,620)	(23,620)
Balance, October 31, 2005	2,054,652	2,055	2,030,067	-	(2,011,964)	(82,128)	(61,970)
Capital contribution	-	-	100,243	-	-	-	100,243
Net loss for year	-	-	-	-	-	(3,502)	(3,502)
Balance, October 31, 2006	2,054,652	2,055	2,130,310	-	(2,011,964)	(85,630)	34,771
Capital contribution	-	-	10,000	-	-	-	10,000
Net loss for the period	-	-	-	-	-	(51,012)	(51,012)
Balance, December 31, 2006	2,054,652	2,055	2,140,310	-	(2,011,964)	(136,642)	(6,241)
Capital contribution (unaudited)	-	-	47,738	-	-	-	47,738
Shares issued to stockholder for contractual
services over a one-year time period valued
$0.20 per share (unaudited)	1,300,000	1,300	258,700	(181,278)	-	-	78,722
Net loss for the period (unaudited)	-	-	-	-	-	(129,208)	(129,208)
Balance, September 30, 2007 (unaudited)	3,354,652	$ 3,355	$ 2,446,748	$ (181,278)	$ (2,011,964)	$ (265,850)	$ (8,989)

See accompanying notes to the financial statements.

China RuiTai International Holdings Co., Ltd.
( A Development Stage Company)
Statements of Cash Flows (unaudited)

			From the re-entering
	For the Nine Months Ended		of Development Stage
	September 30,		on November 19, 1997
	2007	2006	Through September 30, 2007

Cash flows from operating activities:
Net loss:	$ (129,208)	$ (34,113)	$ (265,850)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Stock issued for services	78,722	-	97,685
Accounts payable	2,748	31,083	8,989
Net Cash Used by Operating Activities	(47,738)	(3,030)	(159,176)

Cash flows from financing activities:
Capital contributions	47,738	3,030	159,176
Net Cash Provided by Financing
Activities	47,738	3,030	159,176

Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Supplemental Schedule of Non-cash
Investing and Financing Activities:
Common stock issued for services
rendered and to be rendered	$ 260,000	$ -	$ 278,963

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Effective on March 12, 2007, the Company changed to its present name from Shandong Ruitai Chemical Co., Ltd. and had prior thereto been known as Commercial Property Corporation. The Company was initially organized under the laws of the State of Delaware on November 15, 1955. On February 26, 2007, the Company also changed its fiscal year end from October to December. The statements of operations compare the nine and three month periods ended September 30, 2007 with the nine and three month periods ended September 30, 2006, as though the effect of this fiscal year change had been in effect at that time. The statements of cash flows compare the nine month period ended September 30, 2007 with the nine month period ended September 30, 2006, as though the effect of this fiscal year change had been in effect at that time.

Prior to re-entering its current development stage activities as defined in Statement of Financial Accounting Standards No. 7, the Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. In 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage on November 19, 1997.

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”) a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”).  Pursuant to the terms of the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, thereby causing Pacific and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn RuiTai Cellulose Co., Ltd., a Chinese limited liability company (“TaiAn”), to become wholly-owned and majority owned-subsidiaries, respectively of the Company. As discussed below in Note 8 – Subsequent Event, the parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

Reclassification - The financial statements for the quarterly periods ended September 30, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 audited financial statements and in these financial statements.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 4].

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

Recently Enacted Accounting Standards – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the present time, this pronouncement will not have any effect on the Company.

NOTE 3 - CAPITAL STOCK

Preferred Stock - In December 2004, the Company amended its articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares of preferred stock have been issued.

Common Stock - In March 1998, the Company issued 205,000 shares of common stock for services valued at $10,250. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed. In April 1998, the Company effected a 1-for-100 reverse stock split. The Board of Directors determined that no stockholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of common stock were issued in conjunction with the reverse split. In April 1998, the Company issued 1,742,500 shares of common stock for services valued at $8,713.

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

On June 11, 2007, the Company issued 1,300,000 shares of common stock to a related party more fully disclosed in NOTE 5 to these financial statements.

On November 8, 2007, as more fully disclosed in Note 8, the Company issued 22,645,348 shares of restricted shares of common stock to the stockholders of Pacific Capital Group pursuant to the terms of the Share Exchange Agreement.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At September 30, 2007 and December 31, 2006 the Company had available unused operating loss carry forwards of approximately $266,000 and $136,600, respectively, which may be applied against future taxable income and which expire in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $39,900 and $20,500 as of September 30, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $19,400 and $0, respectively, during the nine months ended September 30, 2007 and for the transitional year ended December 31, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advisory Agreement - On June 11, 2007, the Company entered into an advisory agreement with Mid-Continental Securities Corp., (“Mid-Continental”) its agents and/or assigns, which in essence requires that varying consulting services be rendered during a one year period. The Company made payment of these services in advance through the issuance of 1,300,000 shares valued at $0.20 per share, and will amortize the total value of $260,000 over a twelve month period. This value was not determined through arms-length negotiations inasmuch as Mid-Continental is a major stockholder of the Company. Accordingly, the Company has recognized any unamortized portion as a reduction of equity under the caption “unamortized stockholder services”.

Advances from Stockholder and Increase in Capital in Excess of Par Value - During the nine-month period ended September 30, 2007, Mid-Continental paid expenses and liabilities of the Company in the amount of $47,738. These payments are considered capital contributions inasmuch as the Company will not repay these amounts to the stockholder.

Office Space - An officer/stockholder of the Company allows the Company to use her home as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management of the Company has received a commitment from Mid-Continental to provide any necessary additional capital through its contribution of such funds as paid-in capital. There is no assurance that Mid-Continental will continue this arrangement with the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENT

Subsequent to September 30, 2007, on November 8, 2007, as discussed on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007, incorporated herein by reference, the Company closed a share exchange transaction pursuant to a Share Exchange Agreement entered into on August 29, 2007 by and between the Company, Pacific Capital Group, and the stockholders of Pacific Capital Group.  Pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, and the Stockholders transferred all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company, thereby causing Pacific Capital Group, and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn, to become wholly-owned and majority owned-subsidiaries, respectively, of the Company.  The Company intends to carry on the business of TaiAn as its sole line of business.  TaiAn, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products.

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

Plan of Operation

As of September 30, 2007:

Our Company did not engage in any material operations during the period ended September 30, 2007.  As discussed on Form 8-K filed with the Securities and Exchange Commission on September 5, 2007, incorporated herein by reference, on August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”) a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”).  Pursuant to the terms of the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of outstanding common stock in the Company to the Stockholders, thereby causing Pacific Capital Group, and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn RuiTai Cellulose Co., Ltd., a Chinese limited liability company (“TaiAn”), to become wholly-owned and majority owned-subsidiaries, respectively, of the Company. During the period that ended September 30, 2007, the Company continued its efforts to complete the aforementioned business acquisition transaction.

Subsequent Event:

Subsequent to September 30, 2007, on November 8, 2007, as discussed on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007, incorporated herein by reference, the Company closed a share exchange transaction pursuant to the Share Exchange

Agreement entered into on August 29, 2007, by and between the Company, Pacific Capital Group and the Stockholders of Pacific Capital Group.  Pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, and the Stockholders transferred all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company, thereby causing Pacific Capital Group, and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn to become wholly-owned and majority owned-subsidiaries, respectively, of the Company.

During the next 12 months, the Company intends to carry on the business of Pacific Capital Group’s subsidiary, TaiAn, as its sole line of business.  TaiAn, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products.  Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which cellulose ether products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.  TaiAn is one of the largest non-ionic cellulose ether producers in China. The Company has relocated its executive offices to Wenyang County, Feicheng City, Shandong Province, China 271603 and changed its telephone number to 86 538 3850 703.

More detailed information regarding TaiAn can be viewed on the Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company remained in the development stage.  As of September 30, 2007, the Company’s balance sheet reflected total assets of $nil, and total current liabilities of $8,989.  As of September 30, 2007, the Company had cash on hand of $nil and a deficit accumulated in the development stage of $265,850.

As of September 30, 2007 the Company did not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority stockholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority stockholders are under no obligation to pay such expenses.

As of September 30, 2007 the Company did not have any Off-Balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed on Form 8-K filed with the Securities and Exchange Commission on June 11, 2007, which is hereby incorporated by reference, the Company authorized the issuance, and subsequently issued, 1,300,000 shares of its common stock pursuant to the terms of an Advisory Agreement entered by and between the Company and Mid-Continental Securities Corp., its agents and/or assigns (“Advisor”).  Under the terms of the Advisory Agreement, in return for the issuance of 1,300,000 shares of common stock of the Company, the Advisor agreed to advise the Company with respect to the operation of the Company's business, including but not limited to, advisement with respect to investor and public relations, communications and co-ordinations, mergers and acquisitions, corporate filings, market strategies, structure of deals and strategic relationships and alliances, and assisting the Company in obtaining equity or debt financing, and such other matters as the Company and Advisor shall mutually agree upon. For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

As disclosed on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007, which is hereby incorporate by reference, on November 8, 2007 the Company closed a share exchange transaction pursuant to a Share Exchange Agreement entered into on August 29, 2007 by and between the Company, Pacific Capital Group and the stockholders of Pacific Capital Group.  Pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, and the Stockholders transferred all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company, thereby causing Pacific Capital Group, and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn, to become wholly-owned and majority owned-subsidiaries, respectively, of the Company.  For the above share issuances, the shares were not registered under the Securities Act in reliance upon the exemption from registration provided in Regulation S of the Securities Act. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period ended September 30, 2007, no matters were submitted to the Security Holders for a vote.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By: /s/ Dian Min Ma, Chief Executive Officer

Date: November 13, 2007

By: /s/ Gang Ma, Chief Financial Officer

Date: November 13, 2007