Form 10KSB
period 2007-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-04-15
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 (Exact name of registrant as specified in its charter)

Delaware	000-04494	13-5661446
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Wenyang Town Feicheng City Shandong, China 271603
(Address of principal executive offices)
Registrant’s telephone number, including area code: 86 538 3850 703

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [ X ] No

State issuer's revenues for its most recent fiscal year: $38,407,800

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 14, 2008 $11,276,150

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2008, the Company had 26,000,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Business Development

China RuiTai International Holdings Co., Ltd. (hereinafter referred to as “we”, “us”, “our”, the “Company”, or the “Registrant”) was organized under the laws of the State of Delaware on November 15, 1955, under the name "Inland Mineral Resources Corp." We were formed for the purpose of engaging in all lawful businesses. Our initial authorized capital consisted of 2,000,000 shares of $0.01 par value common voting stock.

Currently, the Registrant, through its wholly-owned subsidiary, Pacific Capital Group Co., Ltd., (“Pacific Capital Group”) a corporation incorporated under the laws of the Republic of Vanuatu and its majority-owned subsidiary, TaiAn RuiTai Cellulose Co., Ltd., (“TaiAn”) a Chinese limited liability company, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products in the Peoples Republic of China (“PRC”).

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

* On November 19, 1976, we changed our name to "Commercial Property Corp."

* On December 13, 1976, our name was changed back to "Parker-Levitt Corporation.”

* On June 23, 1977, we changed our name to "Commercial Property Corporation.”

* On October 18, 1982, our  authorized capital was reduced to 3,000,000 shares of $0.01 par value common voting stock only.

* On April 1, 1998 the Registrant effected a 1-for-100 reverse stock split of the Registrant’s outstanding common stock.  The Board of Directors determined that no shareholder should have their share holdings reduced to less than 50 shares; therefore, an additional 56,632 shares of common stock were issued in conjunction with the reverse stock split.

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

* In March 2005, the Registrant effected a two for one dividend with a mandatory exchange of stock certificates resulting in a two for one forward stock split while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts.

* On November 15, 2006, as reported on the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2006, we changed our name from “Commercial Property Corporation” to “Shandong Ruitai Chemical Co. Ltd.”  The change of the name was made pursuant to Section 253 of the Delaware General Corporation Law after the wholly-owned subsidiary of the Registrant merged with and into the Registrant with the Registrant surviving the merger.

*  Effective, March 12, 2007, pursuant to Amended and Restated Articles of Incorporation filed with the State of Delaware, the Registrant changed its name from “Shandong RuiTai Chemical Co. Ltd.” to China RuiTai International Holdings Co., Ltd.

All computations herein take into account all of the foregoing re-capitalizations.

Historical Business Operations

Subsequent to our inception, we entered into several business acquisitions with subsidiaries and held various limited partnership interests related to real property development. These operations were not successful, and we discontinued the majority of our operations by 1981. We were dormant as the result of the revocation of our corporate charter by the State of Delaware due to our failure to pay the required franchise taxes from 1984 until 1997.  In 1997, our corporate charter was reinstated.   From 1997 until November 2007 we did not conduct any material business operations.

As disclosed on Forms 8-K filed with the Securities and Exchange Commission on September 5, 2007 and November 9, 2007, on August 29, 2007, the Registrant entered into a Share Exchange Agreement (the “Exchange Agreement”) with Pacific Capital Group, and the shareholders of Pacific Capital Group (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Registrant in exchange for the issuance of an aggregate of 22,645,348 shares of the Registrant’s common stock to the Shareholders, thereby causing Pacific Capital Group to become a wholly-owned subsidiary of the Registrant (the “Share Exchange”). Upon closing of the Share Exchange on November 8, 2007, the Shareholders of Pacific Capital Group delivered all of their equity capital in Pacific Capital Group to the Registrant in exchange for 22,645,348 shares of common stock of the Registrant.  The Share Exchange resulted in Pacific Capital Group, and Pacific Capital Group’s operating subsidiary, TaiAn becoming wholly and majority owned subsidiaries, respectively, of the Registrant.

As a result of the Share Exchange described above, on November 8, 2007, Pacific Capital Group became a wholly-owned subsidiary of the Registrant. Pacific Capital Group was incorporated on November 23, 2006 under the laws of the Republic of Vanuatu as a holding company, for the purposes of seeking and consummating a merger or acquisition with a business entity.  On April 26, 2007, following the approval by the relevant governmental authorities in the PRC, Pacific Capital Group acquired a 99% ownership interest in TaiAn, which was formed in the PRC on November 10, 1999.  As a result of the transaction, TaiAn became a majority-owned subsidiary of Pacific Capital Group.  Pacific Capital Group, through TaiAn, engages in the development, manufacturing, and distribution of cellulose ether.

Prior to the closing of the Share Exchange, the Registrant was a shell company with no or nominal business operations.  As a result of the closing of the Share Exchange, the Registrant succeeded to the business of TaiAn as its sole line of business.  TaiAn is based in Feicheng City, Shandong Province, PRC.

The Chart below depicts the corporate structure of the Registrant. As depicted below, the Registrant owns 100% of the capital stock of Pacific Capital Group and has no other subsidiaries.  Pacific Capital Group owns 99% of the capital stock of TaiAn and has no other subsidiaries. TaiAn has no subsidiaries.

China RuiTai International Holdings Co., Ltd. (a Delaware corporation)

 100%

Pacific Capital Group Co., Ltd (a Republic of Vanuatu corporation)

 99%

TaiAn RuiTai Cellulose Co., Ltd. (a PRC Limited Liability Company)

Business of the Issuer

As noted above, the Registrant does not directly carry on business operations.  All of the business operations of the Registrant are conducted through its wholly-owned and majority owned subsidiaries.  As used in this Form 10-KSB, unless otherwise specifically noted, from this point forward all references to the “Company,” “we,” “our” and “us” refer to the Registrant, and its wholly owned subsidiaries, Pacific Capital Group and TaiAn.

The Registrant, through its wholly-owned subsidiary, Pacific Capital Group and its majority-owned subsidiary, TaiAn, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products.  Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which cellulose ether products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.  TaiAn is one of the largest non-ionic cellulose ether producers in China.

Products

TaiAn has twelve major product lines which are marketed under its brand name “RuiTai.”  TaiAn’s product lines, which are all focused around and related to cellulose ether, include: 1) Hydroxypropyl Methyl Cellulose (HPMC); 2) Methyl Cellulose (MC); 3) Ethyl Cellulose Aqueous Dispersion (EAD); 4) Ethyl Cellulose (EC); 5) Hydroxyethyl Cellulose (HEC); 6) CMC; 7) Microcrystalline Cellulose (MCC); 8) HEMC; 9) Hypromellose Phthalate (HPMCP); 10) Hydroxypropyl Cellulose (HPC); and 11) Film Coating Pre-Mixed Reagent.

Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which TaiAn’s products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.

Research and Development and New Products

Research and development of new products and innovation has been emphasized throughout TaiAn’s corporate existence.  TaiAn has a scientific research center equipped with sophisticated experimental facilities and testing instruments for conducting preliminary and pilot processes for the development of new products.    New products that the Company has introduced over the last few years as a result of its research and development include HPMC, MC, HPC, and EAD.

Distribution Methods

TaiAn distributes its products through two primary methods of distribution: 1) directly to end-users who have ordered the product directly from the Company; and 2) through sales agents working at sales offices throughout the PRC.  The end-user method of sales and distribution, accounts for 95% of TaiAn’s total sales volume.  Additionally, TaiAn operates thirty sales offices throughout China.  TaiAn currently operates four offices in both Beijing and Shanhai, and operates a single office in each of the following cities: Guangzhou, Qingdao, Nanjing, Chongqing, ChengDu, Shenyang, and Wurumuqi.

Customers and Marketing

Customers

TaiAn’s customers include the following companies, Sinopec Qilu Petrochemical, Shanghai Chlor-Alkali Chemical Co., Ltd., Beijing Huaer Co., Ltd., and Guangzhou Baiyunshan Pharmaceutical Co., Ltd.  TaiAn is also a designated oil field material supplier for the Xinjiang Kelamayi Oil Field.  TaiAn also exports approximately 1,700 tons of ether products, to foreign markets in the United States, Europe, India, the Middle East, and South East Asia.

Marketing

TaiAn employs a sales manager who is in charge of organizing and overseeing the Company’s marketing and advertising program which is designed to promote the RuiTai brand through commercial advertisements, sales record tracking, customer consultations, service quality improvements, pricing scheme decisions, and participation at industry conferences, all of which are designed to enhance the Company’s brand name recognition and popularity.  In addition to the operation of its marketing department, TaiAn also focuses on customer service and has established internal controls and procedures as well as employee training focused on meeting its customers’ needs. In an effort to maximize its customer satisfaction, TaiAn maintains user profiles of its customers and compiles and responds to customer requests, suggestions, and complaints.  Post-sales support is provided to TaiAn’s customers, and if necessary sales representatives will visit customers’ businesses to respond to and address any issues relating to the quality of TaiAn’s products.

Sources and Availability of Raw Materials

The two major raw materials required for the production of cellulose ether products are: 1) purified cotton; and 2) etherifying epoxy propane.  China is a predominantly agricultural country that produces significant amounts of purified cotton.  TaiAn is located in Feicheng City in the Shandong Province, a region known for its cotton production. As a result of its location, it is convenient for TaiAn to obtain adequate supplies of high-quality cotton at competitive prices to facilitate the production of its products.  In addition to our need for cotton, we also utilize large amounts of etherifying epoxy propane in the production of our products.  Within the Shandong Province, Qilu Petrochemical Company, Shandong Insecticide Factory, and Shandong Dongda Company all produce large quantities of etherifying epoxy propane each year.  Thus, the assurance of an adequate supply of this raw material is also expected for the near future.

Intellectual Property

The Company has registered the trademark “RuiTai” with the Trademark Bureau, State Administration for Industry and Commerce, People’s Republic of China.   The Company does not own any other trademarks or patents.

Other parties are actively developing cellulose ether products. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our technology, business methods or services. We cannot be certain that our products do not or will not infringe on any valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

In addition, we may license technology from third parties. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

Government Regulation

The Company is subject to regulation by both the PRC central government and local governmental agencies located in Feicheng City.  In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in environmental laws and regulations may have a material adverse effect on the Company’s financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

Employees

The Company currently employs 608 full time employees.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 2.

 DESCRIPTION OF PROPERTY.

TaiAn’s headquarters are located in Wenyang Town, in the Feicheng City in the Shandong Province of China.  In the PRC, all land belongs to the State.  Enterprises and Individuals can pay the State a fee to obtain the rights to use a parcel of land for either commercial or residential purposes for initial periods of either 50 or 70 years.  The Company currently owns the use rights of two parcels of adjoining land, totaling approximately 56.76 acres, on which its manufacturing plant and office building are located.  Specifically, the Company’s land use rights are for: i) approximately a 20 acre parcel for a 50 year period ending on December 2, 2055; and ii) a 36 acre parcel ending on June 5, 2054.  The Company’s manufacturing plant encompasses approximately 40000 square meters of space and includes ten workshops with over 3,000 pieces of manufacturing equipment.  The Company also maintains a 322,920 square foot office building on its property.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “CRUI.”   On March 12, 2007 the Company name change from Shandong Ruitai Chemical Co., Ltd. to China RuiTai International Holdings Co., Ltd. became effective and the stock ceased trading under the symbol "CPRY" and began trading under the symbol “CRUI.”  Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available.  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

(U.S. $)

2006	HIGH	LOW
Quarter Ended March 31	N/A	N/A
Quarter Ended June 30	N/A	N/A
Quarter Ended September 30	N/A	N/A
Quarter Ended December 31	N/A	N/A

2007	HIGH	LOW
Quarter Ended March 31	N/A	N/A
Quarter Ended June 30	N/A	N/A
Quarter Ended September 30	N/A	N/A
Quarter Ended December 31	$4.70	$2.50

Holders.

As of April 14, 2008 there were 26,000,000 shares of common stock issued and outstanding and 733 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2007 or 2006.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH

OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Company Overview

The Registrant was originally incorporated in Delaware on November 15, 1955, under the name "Inland Mineral Resources Corp." and was formed for the purpose of engaging in all lawful businesses.  On March 12, 2007, the Registrant changed its name to China RuiTai International Holdings Co., Ltd.  On November 8, 2007, the Registrant acquired Pacific Capital Group Co., Ltd., and its majority-owned subsidiary, TaiAn RuiTai Cellulose Co., Ltd., pursuant to the terms of the Exchange Agreement discussed above.  This transaction was accounted for as a “reverse merger” with Pacific Capital Group deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Pacific Capital Group and its subsidiary and are recorded at the historical cost basis of Pacific Capital Group.  For the period subsequent to the completion of the Share Exchange, the Registrant’s consolidated financial statements include the assets and liabilities of both the Registrant and Pacific Capital Group, the historical operations of Pacific Capital Group and the operations of the Registrant and its subsidiaries from the closing date of the Share Exchange.

The Registrant, through its wholly-owned subsidiary, Pacific Capital Group and its majority-owned subsidiary, TaiAn, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products.  Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which cellulose ether products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.  TaiAn is one of the largest non-ionic cellulose ether producers in China.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended December 31, 2007. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Consolidated Results of Operation for China RuiTai International Holdings Co., Ltd. and Subsidiaries for the Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

Revenues.

During the fiscal year ended December 31, 2007, the Company had revenues of $38,407,800 as compared to revenues of $28,090,238 during the fiscal year ended December 31, 2006, an increase of approximately 36.7%. This increase is attributable to an increase in sales due to greater demand for cellulose ether products, higher production capabilities of the Company, and the introduction of new products by the Company.

Gross Profit.

During the fiscal year ended December 31, 2007, the Company had gross profit of $11,917,836, as compared to gross profit of $8,936,685 for the fiscal year ended December 31, 2006.  The increase in gross profit is attributable to an increase in sales by the Company during the fiscal year ended December 31, 2007.

Selling Expenses.

Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $2,189,488 for the fiscal year ended December 31, 2007 as compared to $2,128,099 for the fiscal year ended December 31, 2006, an increase of approximately 3%. This minor increase is primarily attributable to expanding sales team and activities, which are in turn reflected in increased sales.

General and Administrative Expenses.

General and administrative expenses totaled $1,627,505 for the fiscal year ended December 31, 2007, as compared to $1,491,118 for the fiscal year ended December 31, 2006, an increase of approximately 9.1%. This increase is primarily attributable to an increase in consultant fees and office expenses for the fiscal year ended December 31, 2007.

Net Income.

The Company had a net income of $4,875,834 for the fiscal year ended December 31, 2007 as compared to $3,005,998 for the fiscal year ended December 31, 2006.  The increase in net income is attributable to an increase in sales during the fiscal year ended December 31, 2007.  TaiAn’s management believes that net income will continue to increase as TaiAn introduces new products, increases sales, and expands its production capacity.

Inventories.

As of December 31, 2007, the Company had Inventories of $6,656,028.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2007, our audited balance sheet reflects that we have cash and cash equivalents of $4,166,713, total current assets of $18,600,305, total assets of $65,165,337, total current liabilities of $55,361,171, and total stockholders’ equity of $9,706,113.  The net cash provided by operating activities for the fiscal year ended December 31, 2007 was $8,540,203.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	13
Consolidated Balance sheet	14 - 15
Consolidated Statements of operations	16-17
Consolidated Statements of stockholder’s (deficit)/ equity	18-19
Consolidated Statements of cash flows	20-21
Notes to financial statements	22-41

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Ruitai International Holdings Co., Ltd. F/K/A Shandong Ruitai Chemical Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007.   China Ruitai International Holdings Co., Ltd  ’ s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA Keith K. Zhen, CPA Brooklyn, New York April 10, 2008

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
F/K/A SHANDONG RUITAI CHEMICAL CO., LTD.

CONSOLIDATED BALANCE SHEETS

	December	December
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$4,166,713	$6,286,289
Bank checks and commercial paper	621,204	1,191,451
Accounts receivable, net (Note 4)	3,053,295	3,364,632
Due from unaffiliated suppliers (Note 5)	1,112,948	930,213
Prepaid expenses (Note 6)	2,876,820	2,360,481
Inventory (Note 7)	6,656,028	5,209,747
Advance to employees (Note 13)	113,297	56,735
Total current assets	18,600,305	19,399,548

Property and Equipment, net (Note 8)	11,306,271	6,592,796

Land use right, net (Note 9)	4,859,620	4,650,814

Long-term investment	830,984	779,200

Due from a related party (Note 13)	14,829,593	8,804,112

Restricted cash (Note 10)	14,738,564	12,244,750

Total Assets	$65,165,337	$52,471,220

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
Bank loan (Note 12)	$19,269,317	$16,209,608
Bank checks payable (Note 11)	22,059,772	22,050,400
Accounts payable and accrued expenses	7,657,437	5,542,712
Taxes payable	3,560,918	2,221,970
Deferred revenue	737,027	493,807
Due to employees (Note 13)	1,265,898	890,984

Employee security deposit	810,802	677,949
Total Current Liabilities	55,361,171	48,087,430

Minority Interest	98,053	43,847

Owners' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized,
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
22,645,348 shares issued and outstanding as of December 31, 2006
26,000,000 shares issued and outstanding as of December 31, 2007	26,000	22,745
Additional paid-in capital	2,366,171	2,369,426
Statutory Reserves	1,042,355	272,979
Retained earnings	5,700,875	1,594,417
Accumulated other comprehensive income	570,712	80,376
Owners' Equity	9,706,113	4,339,943
Total Liabilities and Owners' Equity	$65,165,337	$52,471,220

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
F/K/A SHANDONG RUITAI CHEMICAL CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,
	2007	2006
Revenues
Sales	$38,407,800	$28,090,238
Costs of Sales	26,489,964	19,153,553
Gross profits	11,917,836	8,936,685

Operating expenses

Selling Expenses
Sales commission	670,364	738,526
Freight-out	893,530	856,850
Advertising	188,761	30,093
Travel and entertainment	250, 230	385,360
Other selling expenses	186,603	117,270
Total other expenses	2,189,488	2,128,099

General and administrative expenses
Payroll and employee benefits	267,673	209,242
Insurance	151,437	139,989
Professional fees	86,303	105,206
Consultant fees	134,011	-
Bad debt expenses	$-	$88,176
Office expenses	364,906	195,843
Repair and maintenance	167,014	525,176
Travel and entertainment	206,675	148,569
Other general and administrative expenses	249,486	78,917
Total operating expenses	$1,627,505	$1,491,118

Total Operating Expenses	3,816,993	3,619,217

Income (Loss) from Operation	8,100,843	5,317,468

Other income (Expense)

Interest income	267,989	331,259
Interest expense	(1,996,479)	(1,159,076)
Government subsidiaries	556,627	-
Other income (expense)	106,855	(151,992)
Total income (expense)	(1,065,008)	(979,809)

Provision (Loss) before Provision
Income Tax and Minority Interest	7,035,835	4,337,659

Provision for Income Tax	2,110,750	1,301,297

Income before Minority Interest	4,925,085	3,036,362

Minority Interest	(49,251)	(30,364)

Net Income	4,875,834	3,005,998

Other Comprehensive Income (Loss)
Effects on Foreign Currency Conversion	490,336	104,608

Comprehensive Income (Loss)	$5,366,170	$3,110,606

Basic and Fully Diluted Earnings per Share	$0.23	$0.14

Weighted average shares outstanding	23,204,457	22,645,348

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
F/K/A SHANDONG RUITAI CHEMICAL CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

						Accumulated
	Common Stock		Additional			Other	Total
	$0.001 Par Value		Paid-in	Retained	Statutory	Comprehensive	Owners'
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balances at
January 1, 2006	100	$100	$2,392,071	$(1,138,602)	$-	$(24,232)	$1,229,337

Common stock issued for
acquisition of
Pacific Capital Group
(reverse merger)	22,645,348	22,645	(22,645)	-	-	-	-

Pacific Capital Group
share exchange	(100)	100	(100)	-	-	-	-

Net Income (Loss)	-	-	-	3,005,998	-	-	3,005,998

Appropriation to
statutory reserves	-	-	-	(272,979)	272,979	-	-

Other comprehensive income
effects of exchange rates	-	-	-	-	-	104,608	104,608

Balances at
December 31, 2006	22,645,348	22,845	2,369,326	1,594,417	272,979	80,376	4,339,943

Reverse merger adjustment*	3,354,652	3,255	(3,255)	-	-	-	-

Net Income (Loss)	-	-	-	4,875,834	-	-	4,875,834

Other comprehensive income
effects of exchange rates	-	-	-	-	-	490,336	490,336

Balances at
December 31, 2007	26,000,000	$26,100	$2,366,071	$6,470,251	$272,979	$570,712	$9,706,113

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
F/K/A SHANDONG RUITAI CHEMICAL CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

Operating Activities

Net income (loss)	$4,875,834	$3,005,998
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	49,251	30,364
Depreciation	726,969	584,801
Amortization	95,940	27,673
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	623,589	335,215
(Increase)/Decrease in accounts receivable	513,661	(1,437,788)
(Increase)/Decrease in prepaid expenses	(345,162)	(1,271,877)
(Increase)/Decrease in inventory	(1,056,278)	(21,340)
(Increase)/Decrease in advance to employees	(50,691)	64,672
Increase/(Decrease) in accounts payable
and accrued expenses	1,676,877	(416,997)
Increase/(Decrease) in taxes payable	1,143,879	1,293,536
Increase/(Decrease) in deferred revenue	202,030	69,992
Increase/(Decrease) in employee security deposit	84,304	152,471
Net cash provided (used) by operating activities	8,540,203	2,416,720

Investing Activities

Purchase of fixed assets	(4,649,895)	(1,698,011)
Purchase of land use rights	-	(3,376,077)
Loans to unaffiliated suppliers	(116,103)	(414,451)
Loans to a related party	(5,223,903)	(3,381,395)
Net cash (used) by investing activities	(9,989,901)	(8,869,934)

Financing Activities

Bank loans	1,903,560	4,623,048
Proceeds from banks checks and commercial paper	-	9,055,200
Payback of banks checks commercial paper	(1,398,132)	-
Decrease (Increase) in restricted cash to secure bank checks	(1,613,196)	(5,114,130)
Loans from employees	303,139	16,763
Net cash provided (used) by financing activities	(804,629)	8,580,881

Increase (decrease) in cash	(2,254,327)	2,127,667
Effects of exchange rates on cash	134,751	128,352
Cash at beginning of period	6,286,289	4,030,270
Cash at end of period	$4,166,713	$6,286,289

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$1,996,479	$824,897
Income taxes	$1,004,871	$503,447

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

F/K/A SHANDONG RUITAI CHEMICAL CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-   ORGANIZATION AND BUSINESS BACKGROUND

China Ruitai International Holdings Co., Ltd. ("China Ruitai" or the "Company") was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp.  The Company subsequently changes its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation, and in 2006 changed its name to Shangdong Ruitain Chemical  Co., Ltd.  on March 12, 2007,  the Company changed its name to China Ruitai International Holdings Co., Ltd.  On February 26, 2007, the Company changed its fiscal year end from October 31 to December 31.

The Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. On November 19, 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”) a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”).  Pursuant to the terms of the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, thereby causing Pacific Capital Group's and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn”), a Chinese limited liability company, to become wholly-owned and majority owned-subsidiaries, respectively of the Company. The parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

The Share Exchange is being accounted for as a “reverse merger,” since the stockholders of Pacific Capital Group own a majority of the outstanding shares of the Company’s common stock immediately following the Share Exchange.  Pacific Capital Group is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Pacific Capital Group and its subsidiary and will be recorded at the historical cost basis.  After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both China Ruitai and Pacific Capital Group, the historical operations of Pacific Capital Group and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

Pacific Capital Group was incorporated on November 23, 2006 under the laws of the Republic of Vanuatu as a holding company, for the purposes of seeking and consummating a merger or acquisition with a business entity.  On April 26, 2007, following the approval by the relevant governmental authorities in the PRC, Pacific Capital Group acquired a 99% ownership interest in TaiAn, which was formed in the PRC on November 10, 1999.  As a result of the transaction, TaiAn became a majority-owned subsidiary of Pacific Capital Group.

TaiAn is the only one of these affiliated companies that is engaged in business operations.  China RuiTai and Pacific Capital Group are holding companies, whose business is to hold an equity ownership interest in TaiAn.  TaiAn is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products. TaiAn's assets exist solely in the PRC, and its revenues are derived from its operations therein.

China Ruitai, Pacific Capital Group, and TaiAn are hereafter referred to as the Company.

Note 2-    CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

Note 3-    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

Foreign Currencies Translation

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in owners' equity.  Gain and losses resulting from foreign currency transactions are included in operations.

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”).  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the owners’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $570,712 and $80,376 as of December 31, 2007 and 2006, respectively.  The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.31 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2007 and 2006 were 7.61 RMB and 7.96 RMB, respectively.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable.  Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding freight-out and handling costs are included in the selling expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results when ultimately realized could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

Bank checks and commercial paper

Bank checks and commercial paper include bank checks and commercial paper with original maturities of  approximately 180 days or less at the time of issuance.  Book value approximates fair value because of the short maturity of those instruments. The Company receives these financial instruments as payments from its customers in the ordinary course of business.  The Company totally received $20,210,828 and $21,250,459 in the year ended December 31, 2007 and 2006, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.  When a specific accounts receivable balance is deemed uncollectible, a charge is taken to this reserve. Recoveries of balances previously written off are also reflected in this reserve.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, bank checks and commercial paper, receivables, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Inventory

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method. Elements  of  costs  in  finished  good  and  work-in-progress  include  raw  materials,  direct  labor,  and manufacturing overhead.

Due from unaffiliated suppliers

The Company has been extending temporally short-term loans to some unaffiliated suppliers.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable  on  demand.   Cash  flows  from  due  from  unaffiliated  suppliers  are  classified  as  cash flows from  investing  activities.  The  Management  believes  the  loans  can  help  theses  suppliers  run  their business, and in turn these suppliers can provide raw materials and  services  to  the Company in a stable price.  The total loans to unaffiliated suppliers amounted to $5,466,499 and $2,762,540 in the year ended December 31, 2007 and 2006, respectively.

When TaiAn became a subsidiary of a public company in November 2007, the Management tried to collected  back  all  these  loans,  but  latterly  it  believe  these  loans  can  be  beneficial  to  both  the suppliers and the Company.

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the year ended December 31, 2007 and 2006, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the year ended December 31, 2007 and 2006, respectively.  The Company may sell these investments back to the bank at the book value.

Valuation of Long-Lived assets

The  Company  periodically  analyzes  its  long-lived  assets  for  potential  impairment,  assessing  the appropriateness  of  lives  and  recoverability  of  unamortized  balances  through  measurement  of undiscounted  operating  cash  flows  on  a  basis  consistent  with  accounting  principles  generally accepted in the United States of America.

Restricted cash, and Bank checks payable

The Company pays its suppliers with bank checks in its ordinary business transactions.  Generally, the Company deposits 40% to 100% of the bank check amount into a restricted bank account,  the bank then issues a bank check payable to a supplier in 180 days or less. The Company deliveries the bank check as payment to the supplier, who can discount the bank check before its maturity. When the bank check is maturity, the bank takes the deposit in the restricted bank accounts and the balance, if any, from other bank account(s) that the Company has with the bank.  While the bank does not charge interest expenses on the balance, the bank pays interest on the deposit in the restricted bank account to the Company.  The bank generally charges 0.0005% of the bank check amount as service fee for issuance of the bank check.  The Company totally took out bank checks of $45,940,123 and $42,624,736 in the year ended December 31, 2007 and 2006, respectively.

Property, Plant and Equipment

Property,  plant  and  equipment  are  carried  at  cost.   Maintenance,  repairs  and  minor  renewals  are expensed  as  incurred;  major  renewals  and  improvements  that  extend  the  lives  or  increase  the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts,  and  any  resulting  gains  or  losses  are  included  in  income  in  the  reporting  period  of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value.  The percentages or depreciable life applied are:

Building and warehouses	20 years
Machinery and equipment	7 to 10 years
Office equipment and furniture	5 years
Motor vehicles	5 years

Land Use Right

All land belongs to the State in PRC.  Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years  or  70  years,  respectively.   The  land  use  right  can  be  sold,  purchased,  and  exchanged  in  the market.  The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner.

The Company owns the right to use a piece of land, approximately 23 acre, located in the Wenyang County,  Shandong  Province  for  a  fifty-year  period  ended  December  2,  2055;  and  a  piece  of  land, approximately 36 acre, also located in the Wenyang County, Shanxi Province for a forty-eight-year period ended June 5, 2054.   The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.  The Company's production facilities and headquarters building are located in these two pieces of land.

Government Subsidies

The  Company  records  government  grants  as  current  liabilities  upon  reception.    A  government subsidy  revenue  is  recognized  only  when  there  is  reasonable  assurance  that  the Company  has complied with all conditions attached to the grant.  The Company recognized government subsidiary of $556,627, and $0 in the year ended December 31, 2007 and 2006, respectively.

Research and Development Costs

Research  and  development  costs  relating  to  the  development  of  new  products  and  processes, including  significant  improvements  and  refinements  to  existing  products,  are  expensed  when incurred.  The  major  components  of  these  research  and  development  costs  include  experimental materials and labor costs.  The Research and development cost was immaterial for the Company in the  year  ended  December  31,  2007  and  2006,  respectively,  and  was  included  into  general  and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance  with  the  American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement  of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $188,761 and $30,093 for the year ended December 31, 2007 and 2006, respectively.

Value-added Tax (VAT)

Sales revenue represents  the invoiced  value of  goods, net  of a  value-added tax (VAT).  All  of the Company’s products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset  by  VAT  paid  on  purchase  of  raw  materials  included  in  the  cost  of  producing  the  finished goods.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes  standards  for  reporting  and  display  of  comprehensive  income,  its  components  and accumulated  balances.   Comprehensive  income  as  defined  includes  all  changes  in  equity during  a period   from   non-owner   sources.   Accumulated   comprehensive   income,   as   presented   in   the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses   on   foreign   currency   translation.    This   comprehensive   income   is   not   included   in   the computation of income tax expense or benefit.

Segment Reporting

SFAS No. 131 “ Disclosures about Segments of an Enterprise and Related Information ” establishes standards  for  reporting  information  about  operating  segments  on  a  basis  consistent  with  the Company’s internal organization structure as well as information about geographical areas, business segments  and  major  customers  in  financial  statements.  The  Company  currently  operates  in  one principal business segments,  therefore segment disclosure is not presented.

Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Pension and Employee Benefits

Full  time  employees  of  the  PRC  entities  participate  in  a  government  mandated  multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance,  employee  housing  fund  and  other  welfare  benefits  are  provided  to  employees.  Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the  employees'  salaries.  The  Management  believes  full  time  employees  who  have  passed  the probation period are entitled to such benefits.  The total provisions for such employee benefits was $110,578, and $67,618 for the year ended December 31, 2007 and 2006, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable  reserve  funds,  the  statutory  surplus  reserve,  statutory  public  welfare  fund,  and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years ’ losses. Appropriation to the statutory surplus reserve should  be  at  least  10%  of  the  after-tax  net  earnings  until  the  reserve  is  equal  to  50%  of  the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

In 2007, the Company contribute $512,917 to the statutory surplus reserve fund, and $256,459 to the statutory public  welfare  fund.   In  2006,  $181,986  was  contributed  to  the  statutory surplus  reserve fund, and $90,993 was contributed to the statutory public welfare fund.

Statutory reserves consist of the following:

	December 31,	December 31,
	2007	2006

Statutory surplus reserve fund	$694,903	$181,986
Statutory public welfare fund	347,452	90,993
Total statutory reserves	$1,042,355	$272,979

Income Taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires  the  asset  and  liability  approach  for  financial  accounting  and  reporting  for  income  taxes. Under  this  approach,  deferred  income  taxes  are  provided  for  the  estimated  future  tax  effects attributable  to  temporary  differences  between  financial  statement  carrying  amounts  of  assets  and liabilities  and  their  respective  tax  bases,  and  for  the  expected  future  tax  benefits  from  loss  carry- forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates  expected  in  the  years  of  recovery  or  reversal  and  the effect  from  a  change  in  tax  rates  is recognized  in  the  statement  of  operations  in  the  period  of  enactment.  A  valuation  allowance  is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Share

The  Company  reports  earnings  per  share  in  accordance  with  the  provisions  of  SFAS  No.  128,  “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction  with  the  disclosure  of  the  methodology  used  in  computing  such  earnings  per  share. Basic  earnings  (loss)  per  share  is  computed  by  dividing  income  (loss) available  to  common shareholders  by  the  weighted-average  number  of  common  shares  outstanding  during  the  period. Diluted  earnings  per  share  is  computed  similar  to  basic  earnings  per  share  except  that  the denominator is increased to include the number of additional common shares that would have been outstanding  if  the  potential  common  shares  had  been  issued  and  if  the  additional  common  shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the years ended December, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007),  “ Business  Combinations ”  ( “ SFAS  141R ” )  and  No.  160,  “ Noncontrolling  Interests  in Consolidated Financial Statements – an amendment to ARB No. 51 ” ( “ SFAS 160” ).  Both SFAS 141R  and  SFAS  160  are  to  be  adopted  effective  January  1,  2009.   SFAS  141R  requires  the application  of  several  new  or  modified  accounting  concepts  that,  due  to  their  complexity,  could introduce  a  degree  of  volatility  in  periods  subsequent  to  a  material  business  combination.   SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair  value, with  limited exceptions.   Other areas  related to  business combinations  that will require   changes   from   current   GAAP   include:  contingent   consideration,   acquisition   costs, contingencies,  restructuring  costs,  in  process  research  and  development  and  income  taxes,  among others.   SFAS  160  will  primarily  impact  the  presentation  of  minority  or  noncontrolling  interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling  interest  holders.  Management  does  not  expect  that  the  adoption  of  SFAS  No.  141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair

Value  Option  for  Financial  Assets  and  Financial  Liabilities  –  Including  an  amendment  of  FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an option to report certain financial assets and  liabilities  at  fair  value  primarily  to  reduce  the  complexity  and  level  of volatility  in  the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008.  The Company does not anticipate SFAS 159 having a material impact on its financial statements.

In  September  2006,  the  SEC  issued  SAB  No.  108,  which  provides  guidance  on  the  process of quantifying  financial  statement  misstatements.   In  SAB  No.  108,  the  SEC  staff  establishes  an approach that requires quantification of financial statements errors, under both the iron-curtain and the  roll-over  methods,  based  on  the  effects  of  the  error  on  each  of  the  Company ’ s  financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s financial position or results of operations.

In  September  2006,  the  FASB  issued  Statement  of  Financial  Accounting  Standards  No.  158, "Employer's   Accounting   for   Defined   Benefit   Pension   and   Other   Postretirement   Plans   -   an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer  to recognize  the  over  funded or  under funded  status of  a defined  benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and  to  recognize  changes  in  that  funded  status  in  the  year  in  which  the  changes  occur  through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. The adoption of  SFAS  158  did  not  have  a  material  effect  on  the  Company's  financial  position  or  results  of operations.

In September 2006, the FASB issued SFAS No. 157 “ Fair Value Measurements ” .  SFAS No. 157

defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years  beginning  after  November  25,  2007,  and  interim  periods  within  those  fiscal  years.   Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.  Management does not expect that the adoption of  SFAS No. 157 would have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “ Accounting for Uncertainty in Income  Taxes, ”  which  prescribes  a  comprehensive  model  for  how  a  company  should  recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a  particular  jurisdiction).  The  accounting  provisions  of  FIN  No.  48  are  effective  for  fiscal  years beginning after December 15, 2006.  The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

In  March  2006,  the  FASB issued  SFAS No.  156,  "Accounting for  Servicing of  Financial  Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage  securitization  activities,  and  provides  an  approach  to  simplify  efforts  to  obtain  hedge accounting  treatment.  FAS  156  is  effective  for  all  separately  recognized  servicing  assets  and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15,  2006,  with  early  adoption  being  permitted.  The  adoption  of  SFAS  No.  156  did  not  have  a material effect on the Company's financial position or results of operations.

In  February  2006,  the  FASB  issued  SFAS  No.  155,  "Accounting  for  Certain  Hybrid  Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging  Activities",  to  permit  fair  value remeasurement  for  any  hybrid  financial  instrument  with  an  embedded  derivative  that  otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that  pertains  to a  beneficial  interest  other  than  another  derivative  financial  instrument.  SFAS No. 155  applies  to  all  financial  instruments  acquired  or  issued  after  the  beginning  of  an  entity's  first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 had no impact on the Company's financial position or results of operations.

Note 4-    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2007	2006
Accounts receivable	$4,397,598	$4,702,915
Less: Allowance for doubtful accounts	(1,344,303)	(1,338,283)
Accounts receivable, net	$3,053,295	$3,364,632

Bad debt expense charged to operations was $0 and $88,176 for the year ended December 31,

2007 and 2006, respectively.

Note 5-    DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	December 31,	December 31,
	2007	2006
Feicheng Kaiyuan Chemicals Co., Ltd.	$169,533	$57,690
Fencheng Sanying Spin and Weave Co., Ltd.	150,392	256,400
Shangdong Taipeng Shiye Co., Ltd.	273,440	-
Shangdong Jinzhengyuan Co., Ltd.	66,993	-
Fengcheng Yingbo Food Co., Ltd.	273,440	-
Taian Dongyue Co., Ltd.	136,720	-
Other companies	42,430	616,123
	$1,112,948	$930,213

Note 6-    PREPAID EXPENSES

Prepaid expenses consist of following:

	December 31,	December 31,
	2007	2006
Machinery and parts	$366,753	$256,587
Raw materials and supplies	2,146,958	1,682,166
Packing and supply materials	300,665	166,163
Freight-out	5,196	2,588
Adverting	6,457	128,200
Consultancy fees	205	118,047
Office expenses	27,344	6,730
Utility	23,242	-
	$2,876,820	$2,360,481

Note 7-    INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2007	2006
Finished goods	$4,414,633	$3,257,549
Raw materials	2,157,685	1,892,158
Supplies and packing materials	83,710	60,040
	$6,656,028	$5,209,747

Note 8-    PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2007	2006
Building and warehouses	$4,209,954	$3,100,660
Machinery and equipment	6,699,636	4,373,519
Office equipment and furniture	53,175	47,552
Motor vehicles	425,169	342,043
	11,387,934	7,863,774

Less: Accumulated depreciation	(2,989,099)	(2,270,925)

Add: Construction in progress	2,907,436	999,947

Total	$11,306,271	$6,592,796

Depreciation  expense  charged  to  operations  was  $726,969  and  $584,801  for  the  year  ended December 31, 2007 and 2006, respectively.

Note 9-    LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,	December 31,
	2007	2006
Land use right	$5,050,290	$4,735,571
Less: Amortization	(190,670)	(84,757)
Land use right, net	$4,859,620	$4,650,814

Amortization expense charged to operations was $95,940 and $27,673 for the year ended December 31, 2007 and 2006, respectively.

Note 10-   RESTRICTED CASH

Restricted cash consists of following:

	December 31,	December 31,
Financial Institutions	2007	2006

Jinan Branch of Shanghai Pudong Development Bank	$2,734,400	$1,923,000
Taian Branch of Bank of China	-	1,282,000
Feicheng Branch of Bank of China	1,503,920	1,410,200
Wenyang Branch of Feichang Credit Bank	-	705,741
Wenyang Branch of Agriculture Bank	1,640,788	1,539,409
Wenyang Credit Bank	4,757,856	3,461,400
Taian Branch of Transportation Bank	-	1,923,000
Feicheng Branch of Construction Bank	1,367,200	-
Feicheng Branch of Transportation Bank	2,734,400	-
	$14,738,564	$12,244,750

Note 11-   BANK CHECKS PAYABLE

Bank checks payable consists of following:

	December 31,	December 31,
Financial Institutions	2007	2006

Feicheng Branch of Bank of China	$3,007,840	$5,384,400
Feicheng Branch of Transportation Bank	4,101,600	3,846,000
Wenyang Credit Bank	7,929,760	8,333,000
Jinan Branch of Shanghai Pudong Development Bank	2,734,400	1,923,000
Feicheng Branch of Construction Bank	1,551,772	-
Wenyang Branch of Agriculture Bank	2,734,400	2,564,000
	$22,059,772	$22,050,400

Note 12-   BANK LOANS

Bank loans consist of the following as of December 31, 2007:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$410,160	02/2/2007-02/1/2008	7.344‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,367,200	02/27/2007-02/26/2008	7.344‰
Feicheng Branch of Bank of China	656,256	03/16/2007-03/15/2008	7.344‰
Feicheng Branch of Bank of China	574,224	03/16/2007-03/15/2008	7.344‰
Feicheng Branch of Bank of China	820,320	3/27/2007-3/26/2008	7.668‰
Feicheng Branch of Bank of China	1,367,200	04/25/2007-04/24/2008	7.668‰
Feicheng Branch of Bank of China	957,040	06/15/2007-06/14/2008	7.227‰
Feicheng Branch of Bank of China	1,230,480	6/26/2007-06/25/2008	7.227‰
Feicheng Branch of Bank of China	1,367,200	12/20/2007-11/19/2008	8.019‰
Taian Branch of Transportation Bank	683,600	08/22/2007-08/22/2008	7.722‰

Wenyang Branch of Feicheng Credit Bank	751,960	05/24/2007-05/24/2008	6.57‰	Shandong Ruifu Chemiclas Co., Ltd.

Wenyang Branch of Feicheng Credit Bank	1,203,136	01/31/2007-01/31/2008	6.372‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,044,541	01/31/2007-01/31/2008	6.372‰
Wenyang Branch of Feicheng Credit Bank	1,367,200	01/31/2007-01/31/2008	6.372‰

Jinan Branch of Shanghai Pudong Bank	2,734,400	08/28/2007-08/28/2008	6.435‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Agriculture Bank	1,367,200	11/23/2007-11/23/2008	8.748%

Wenyang Branch of Agriculture Bank	1,367,200	12/23/2007-11/24/2008	8.964%	Feicheng Shuolide Co., Ltd.

Total	$19,269,317

Interest expense charged to operations for these bank loans was $1,180,823 for the year ended December 31, 2007.

Bank loans consist of the following as of December 31, 2006:

		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By

	Feicheng Branch of Bank of China	$384,600	01/28/2006-01/27/2007	5.58‰	Feicheng Delta Chemicals Co., Ltd.
	Feicheng Branch of Bank of China	1,282,000	02/21/2006-02/20/2007	5.58‰
	Feicheng Branch of Bank of China	615,360	03/07/2006-03/06/2007	5.58‰
	Feicheng Branch of Bank of China	538,440	03/14/2006-03/13/2007	5.58‰
	Feicheng Branch of Bank of China	769,200	03/28/2006-03/27/2007	5.58‰
	Feicheng Branch of Bank of China	1,282,000	04/24/2006-04/23/2007	5.58‰
	Feicheng Branch of Bank of China	897,400	06/13/2006-06/12/2007	5.85‰
	Feicheng Branch of Bank of China	1,153,800	11/22/2006-11/21/2007	6.12‰
	Feicheng Branch of Bank of China	1,282,000	12/21/2006-12/20/2007	6.12‰
	Taian Branch of Transportation Bank	641,000	03/16/2006-03/15/2007	5.115‰

	Wenyang Branch of Feicheng Credit Bank	769,200	05/24/2005-05/23/2006	4.65‰	Shandong Feicheng Chemicals Co. Ltd.
(a)	Wenyang Branch of Feicheng Credit Bank	1,128,160	07/27/2005-07/26/2006	5.31‰
(a)	Wenyang Branch of Feicheng Credit Bank	979,448	07/27/2005-07/26/2006	5.31‰
(a)	Wenyang Branch of Feicheng Credit Bank	1,282,000	07/27/2005-07/26/2006	5.31‰

	Jinan Branch of Shanghai Pudong				Feicheng Delta Chemicals Co., Ltd
	Development Bank	1,923,000	06/13/2006-03/12/2007	4.875‰
	Wenyang Branch of Agriculture Bank	1,282,000	12/23/2006-12/22/2007	6.975‰

	Total	$16,209,608

(a)

The Company was defaulted on these bank loans, totaling $3,389,608, July 27, 2006 through January 30, 2007.  The Company paid interest during such period.  On January 31, 2007, the bank extent these loans for a one-year period January 31, 2007 through January 31, 2008.

Interest expense for these bank loans was $881,390 for the year ended December 31, 2006.

Note 13-   RELATED PARTY TRANSACTIONS

Advance to employees

“ Advance to employee ” are advances to employees who are working on projects on behalf of the

Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department.  Then, the expenses are debited into the relevant accounts and the advances are credited out.  Cash flows from these activities are classified as cash flows from operating activities.   The total advance to employees was $2,966,919 and  $1,629,857 for the year ended December 31, 2007 and 2006, respectively.

Due from a related party

“ Due from a related party” represents loans to Shandong Ruitai Chemicals Co., Ltd.  ("Shandong Ruitai"), then  a majority  owner  of  TaiAn.   Shandong Ruitia had owned 75% equity ownership interest of TaiAn January 2000 through February 2007.   On March 20, 2007, Shandong sold 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd.  Mr. Xingfu Lv, our President, and Mr. Dianming Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $14,738,564 and $12,244,755 as of December 31, 2007 and 2006, respectively.   These loans were unsecured, non - interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from a shareholder are classified as cash flows from investing activities.  The total loans to the shareholder was $111,429,218, and $82,904,688 for the year ended December 31, 2007 and 2006, respectively.

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong will pay 7% interest on the outstanding balance monthly.   The Management believes that the interest rate approximates the fair market interest rate as compared to the Company’s bank loans.   Shandong Ruitain  pledges  its  electricity generation  plant  as  collateral  for the  loans  and  Mr.  Lv and  Mr.  Ma guarantee the loans.  Also, Shandong Ruitain will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

Due to employees

Due to Employees represents loans from employees to finance the Company ’ s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007. Cash flows from these activities are classified as cash  flows  from  financing  activities. The total borrowing from employees was $694,429 and $137,924 for the year ended December 31, 2007 and 2006, respectively.  The Company paid interest of $31,008 and $0 for the year ended December 31, 2007 and 2006, respectively.

Land use right transaction

On October 25, 2006, the Company purchase the use right of a piece of land, approximately 36 acre,

located in Wenyang County, Shandong Province, from its majority shareholder, Shandong Ruitai, for $3,352,840.  The local government approved the transaction and certified that the purchase price is at the fair market value.  The consideration has been paid to the seller, and the title transferal is under going.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.

Advisory Agreement

On June 11, 2007, the Company entered into an advisory agreement with Mid-Continental Securities

Corp.,  (“Mid-Continental ”)  its  agents  and/or  assigns,  which  in  essence  requires  that  varying consulting  services  be  rendered  during  a  one  year  period.  The Company made payment of  these services  in  advance  through  the  issuance  of  1,300,000  shares  valued  at  $0.20  per  share,  totaling $260,000.  Since this issuance occurred to the shell company before reverse merger, the transaction has no affect on the consolidated financial statements presented.

Advances from Stockholder

During  the  nine-month  period  ended  September  30,  2007,  Mid-Continental  paid  expenses  and liabilities  of  the  Company  in  the  amount  of  $47,738.  These  payments  are  considered  capital contributions  inasmuch  as  the  Company  will  not  repay  these  amounts  to  the  stockholder.    Since these payments occurred to the shell company before reverse merger, the transaction has no affect on the consolidated financial statements presented.

Note 14-   INCOME TAX

All  Chinese  enterprises  are  governed  by the  PRC  Income  Tax  Law  and  various  local  income  tax laws, pursuant to which a company generally is subject to an income tax at an effective rate of 33% (30% national income tax and 3% local income tax) on income as reported in its statutory financial statements after appropriate tax adjustments.  Beginning from January 1, 2008, the effective national income tax rate reduces to 25%.

The PRC Income Tax Law provides tax benefits to foreign-invested enterprises, pursuant to which a qualified company is exempt from national income tax for its first three fiscal years since it records net profit, and is eligible to half of the national income tax rate for the subsequent two fiscal years.

The Company was qualified as a foreign-invested company in 2001, as such, it was exempted from national income tax for the fiscal years ended December 31, 2001, 2002, and 2003; and was eligible for half of the national income tax rate (15%) in the fiscal years ended December 31, 2004, and 2005.  Since 2006, the Company is subject to the regular national income tax rate (30%).  Pursuant to the tax regulations established by the Shandong Province Tax Authority, the Company is eligible to be exempt from local income tax as part of the incentive program to encourage local economic.

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2007	2006

Provision for US Income Tax	$-	$-
Provision for PRC national income tax	2,110,750	1,301,297
Provision for PRC local income tax	-	-
Total provision for income taxes	$2,110,750	$1,301,297

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2007	2006

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC national income tax rate	30.00%	30.00%
PRC local income tax rate	0.00%	0.00%
Effective income tax rate	30.00%	30.00%

Note 15-   COMMON STOCK

In  December  2004,  the  Company  amended  its  articles  of  incorporation  to  authorize  50,000,000 shares of common stock at a par  value of  $.001 per  share. Previous  thereto, the  authorized shares consisted of 3,000,000 at $0.01 par value per share.

On June 11, 2007, the Company issued 1,300,000 shares of common stock to a related party as more fully disclosed in NOTE 13 to these consolidated financial statements.

On November 8, 2007, as more fully disclosed in Note 2, the Company issued 22,645,348 shares of restricted shares of common stock to the stockholders of Pacific Capital Group pursuant to the terms of the Share Exchange Agreement.

Note 16-   ASSET RETIREMENT OBLIGATIONS

The Company operates within the requirements of numerous regulations at the local, province, and national levels regarding issues  such as  the handling and disposal  of hazardous  chemicals, waste- water treatment and effluent and emissions limitations among others. From a  practical standpoint, certain  environmental  contamination  cannot  be  reasonably  determined  until  a  facility  or  asset  is retired  or  an  event  occurs  that  otherwise  requires  the  facility  to  be  tested  and  monitored.  In  the absence  of  such  requirements  to test  for  environmental  contamination  prior  to  an  asset  or  facility retirement, the Company has concluded that it cannot reasonably estimate the cost associated with such environmental-related asset retirement obligations (“ARO”).

In  addition,  the  Company  anticipates  operating  its  manufacturing  facilities  indefinitely  into  the future  thereby  rendering  the  potential  range  of  settlement  dates  as  indeterminate.   Therefore,  the Company has not recorded any AROs to recognize legal obligations associated with the retirement of tangible long-lived assets, as contemplated by the Statement of Financial Accounting Standards No. 143, “ Accounting for Asset Retirement Obligations ” ( “ SFAS 143 ” ) and FASB Interpretation No.  47,  “ Accounting  for  Conditional  Asset  Retirement  Obligations  -  an  interpretation  of  FASB Statement No. 143” (“FIN 47”).

Note 17-   COMMITMENTS AND CONTINGENCIES

PRC's political and economic system

The  Company faces  a  number  of  risks  and  challenges  not  typically associated  with  companies  in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived  from its operations  therein.  The  PRC is  a developing country with  an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Environmental

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  Changes in these laws and regulations may have a material adverse effect on the Company’s financial position and  results  of  operations.   Any failure  by the  Company to adequately comply with such  laws and regulations could subject the Company to significant future liabilities.

Governmental control of currency conversion

The  PRC  government  imposes  controls  on  the  convertibility  of  Renminbi  into  foreign  currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives most of its revenues  in  Renminbi,  which  is  currently  not  a  freely  convertible  currency.  Shortages  in  the availability  of  foreign  currency  may  restrict  the  Company ’ s  ability  to  remit  sufficient  foreign currency to satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted  into  foreign  currency  and  remitted  out  of  China  to  pay  capital  expenses  such  as  the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current  account  transactions.  If  the  foreign  exchange  control  system  prevents  the  Company  from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

Contingent liabilities

Prior to the merger with Pacific Capital Group on November 8, 2007, the Company has not been active since discontinuing its real estate operations in 1981.  Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability,  the  Company  has  committed  to  contest  such  claim  to  the  fullest  extent  of  the  law.   No amount has been accrued in the financial statements for this contingent liability.

Guaranteed Loans

The  Company  has  guaranteed  certain  loans  for  third-party  enterprises,  which,  in  turn,  have

guaranteed  loans  for  the  Company.   These  guarantees  require  payment  from  the  Company  in  the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be  required  to  pay amounts  outstanding  under  the  related  agreements  in  addition  to  the  principal amount guaranteed, including accrued interest and related fees.

The Company and these third-party enterprises have been guaranteeing loans for each other in the day-to-day operation, and none of the enterprises, for  which the  Company have  guaranteed loans, have  defaulted  on  any  loan  repayments,  and  accordingly,   the  Company  has  not  recorded  any liabilities or losses on such guarantees.

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2007:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By

Shangdong Lulong Group Co., Ltd.	Feicheng Branch of Agriculture Bank	$1,367,200	11/23/2007-11/23/2008	10.026‰	The Company
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	06/26/2007-06/25/2008	7.884‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	09/19/2007-9/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/19/2007-10/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2011	8.32938‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰

	Total	$7,772,848

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the SEC on January 9, 2008, the Company changed auditors.  For the fiscal year ended December 31, 2007, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth, as of April 14, 2008, the names and ages of the current directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Dian Min Ma	42	Director since August 2007; CEO, Secretary since November 2007
Xing Fu Lu	56	Director August 2007; President since November 2007
Gang Ma	35	Chief Financial Officer since November 2007
Jin Tian	36	Director since November 2007

Biographical Information

Dian Min Ma.  Dian Min Ma has been a director of the Registrant since August 2007 and has been the CEO of the Registrant since November 8, 2007.  His primary responsibilities are focused on the general management of the Company.  In addition to his work with China RuiTai International Holdings Co., Ltd., Mr. Ma serves as the Finance Manager for TaiAn; he has served in this position since August 2004.  Mr. Ma is a Professional Accountant with close to 20 years of experience.  He has formerly served as Finance Manager for FeiCheng JinTai Company, FeiCheng Oil Chemical Plant, and FeiCheng RuiTai Fine Chemical Company, Ltd.

Xing Fu Lu.  Xing Fu Lu has been a director of the Registrant since August 2007 and has been the President of the Registrant since November 8, 2007.  In addition to his work with China RuiTai International Holdings Co., Ltd., Mr. Lu is the Chief Executive Officer of TaiAn.  Mr. Lu is a Professional Engineer with over 25 years of experience.  Prior to accepting his position as CEO with TaiAn, he was General Manager in FeiCheng Oil Chemical Plant, and FeiCheng RuiTai Fine Chemical Company, Ltd.

Gang Ma.  Gang Ma has been the Chief Financial Officer of the Registrant since November 8, 2007.  In addition to his work with China RuiTai International Holdings Co., Ltd., Mr. Ma works as the Director of the Financial Department for TaiAn, a position that he has held since July 1999.  Prior to working for TaiAn, Mr. Ma worked for Shangdong GMB Company from August 1995 to July 1999 in the company’s financial and accounting department.

Jin Tian.  Jin Tian has been a director of the Registrant since November 8, 2007.  In addition to his work with China RuiTai International Holdings Co., Ltd., Jin Tian works as an accountant for TaiAn, a position he has held since approximately October 2002.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940..

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers and directors for their work related to the Registrant’s subsidiary, TaiAn. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Dian Min Ma, CEO	2007 2006	$185,185 $185,185	-- --	-- --	-- --	-- --	-- --	-- --	$185,185(1) $185,185(1)
Xing Fu Lu, President	2007 2006	$198,000 $198,000	-- --	-- --	-- --	-- --	-- --	-- --	$198,000(2) $198,000(2)
Gang Ma, Chief Financial Officer	2007 2006	$67,000 $67,000	-- --	-- --	-- --	-- --	-- --	-- --	$67,000(3) $67,000(3)
Anna Herbst(4)	2007 2006	$0.00 $0.00	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 $0.00
Cosmo Palmieri(5)	2007 2006	$0.00 $0.00	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 $0.00

(1)

This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

(2)

This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

(3)

This figure includes compensation paid to Gang Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

(4)

As disclosed on Form 8-K filed with the SEC on November 9, 2007, and hereby incorporated by reference, pursuant to the terms of the Share Exchange Agreement by and between the Registrant, Pacific Capital Group and the Shareholders of Pacific Capital Group, in conjunction with the closing of the Share Exchange on November 8, 2007, Anna Herbst resigned from her position as the Chief Financial Officer and President of the Registrant.

(5)

As disclosed on Form 8-K filed with the SEC on November 9, 2007, and hereby incorporated by reference, pursuant to the terms of the Share Exchange Agreement by and between the Registrant, Pacific Capital Group and the Shareholders of Pacific Capital Group, in conjunction with the closing of the Share Exchange on November 8, 2007, Cosmo Palmieri resigned from his position as the Vice- President of the Registrant.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2007.

Employment Agreements

We do not have signed employment agreements with our officers. We do not have any agreements for compensation of officers after their resignation or retirement.

Majority-Owned Subsidiary Employment Agreements

The Company’s subsidiary TaiAn. has entered into employment agreements with its executive officers.  The following discussion identifies and summarizes the employment agreements that TaiAn has entered into with its executive officers:

TaiAn has entered into an employment agreement with Dian Min Ma, its general manager for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Dian Min Ma.  A copy of the agreement was filed as Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

TaiAn has entered into an employment agreement with Xing Fu Lu, its president for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Xing Fu Lu.  A copy of the agreement was filed as Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

TaiAn has entered into an employment agreement with Gang Ma, its chief financial officer for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Gang Ma.  A copy of the agreement was filed as Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

Aside from the foregoing, we have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2007.

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Dian Min Ma	$0.00	--	--	--	--	$185,185	$185,185(1)
Xing Fu Lu	$0.00	--	--	--	--	$198,000	$185,185(2)

Jin Tian	$0.00	--	--	--	--	--	$0.00

Anna Herbst(3)	$0.00	--	--	--	--	--	$0.00

Frank Pioppi(3)	$0.00	--	--	--	--	--	$0.00

Cosmo Palimieri (3)	$0.00	--	--	--	--	--	$0.00

(1)

This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s subsidiary, TaiAn.

(2)

This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s subsidiary, TaiAn.

(3)

As disclosed on Form 8-K filed with the SEC on November 9, 2007, and hereby incorporated by reference, pursuant to the terms of the Share Exchange Agreement by and between the Registrant, Pacific Capital Group and the Shareholders of Pacific Capital Group, in conjunction with the closing of the Share Exchange on November 8, 2007, Anna Herbst, Frank Pioppi and Cosmo Palmieri, resigned from their respective positions as directors of the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 14, 2008, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Dian Min Ma Director, Chief Executive Officer, Secretary Wenyang Town Feicheng City ShanDong, China 270016	11,936,372	45.90%
Common	Xing Fu Lu President, Director Wenyang Town Feicheng City ShanDong, China 270016	11,096,220	42.70%
Common	Gang Ma Chief Financial Officer Wenyang Town Feicheng City ShanDong, China 270016	0	0.00%
Common	Jin Tian Director Wenyang Town Feicheng City ShanDong, China 270016	0	0.00%
Common	All Directors and executive officers (4 persons)	23,032,592	88.60%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

The following are transactions with related parties:

Advance to Employees

“TaiAn has a process of making advances to employees.  “Advances to Employees” are advances to employees who are working on projects on behalf of TaiAn. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities. The total advance to employees was $2,966,919 and $1,629,857 for the years ended December 31, 2007 and 2006, respectively.

Due From Related Party

Prior to the closing of the Share Exchange, Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), owned a 75% equity ownership interest in TaiAn.  Mr. Xingfu Lu, our President, and Mr. Dian Min Ma, our CEO, collectively own 100% of capital stock of Shandong Ruitai.  On March 20, 2007, Shandong Ruitai sold 74% of its equity interest in TaiAn to Pacific Capital Group Co., Ltd.  From January 2000 through February 2007, prior to the closing of the Share Exchange, TaiAn would periodically make loans to Shandong Ruitai.

“Due from a related party" represents loans which occurred prior to the closing of the Share Exchange from TaiAn to Shandong Ruitai.  As of December 31, 2007, the balance of loaned funds from TaiAn to Shandong Ruitai amounted to US $14,738,564.  Subsequent to the closing of the Share Exchange, on December 31, 2007, Shandong Ruitai entered into a Loan Contract with TaiAn for the repayment of the outstanding balance of the loans.  Pursuant to the terms of the Loan Contract, Shandong Ruitai will repay the principal outstanding balance of the loan, $14,738,564, and interest which is accruing monthly at 7% over a three-year period ending December 31, 2010, with 30% of the principal and interest due as of the fiscal year ending 2008, 30% of the principal and interest due as of the fiscal year ending 2009, and 40% of the principal and interest due as of the fiscal year ending 2010.  The repayment obligations of Shandong Ruitai under the loan contract are secured by a thermal power plant owned by Shandong Ruitai.  Additionally, Shandong Ruitai’s repayment obligations are personally guaranteed by Shandong Ruitai’s principals, Mr. Dian Min Ma and Mr. Xingfu Lu.  The foregoing description of the loan contract is qualified in its entirety by reference to the Loan Contact which is attached hereto as Exhibit 10.7 and hereby incorporated by reference.

Due To Employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The total borrowing from employees was $694,429 and $137,924 for the years ended December 31, 2007 and 2006, respectively.  The Company paid interest of $31,008 and $0 for the years ended December 31, 2007 and 2006, respectively.

Land Use Right Transaction

On October 25, 2006, the Company purchased the use right of a piece of land, approximately 36 acre, located in Wenyang County, Shandong Province, from its majority shareholder, Shandong Ruitai, for $3,352,840, a copy of the Land Transfer Agreement was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on November 9, 2007, and is hereby incorporated by reference. The local government approved the transaction and certified that the purchase price is at the fair market value. The consideration has been paid to the seller, and the title transferal is under going. The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.

Advisory Agreement

As disclosed on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, on June 11, 2007, the Company entered into an advisory agreement with Mid-Continental Securities Corp., (“Mid-Continental”) its agents and/or assigns, which in essence requires that varying consulting services be rendered during a one year period. The Company made payment of these services in advance through the issuance of 1,300,000 shares valued at $0.20 per share, totaling $260,000.  Since this issuance occurred prior to the closing of the Share Exchange and reverse merger, the transaction has no affect on the consolidated financial statements presented.

Advances From Stockholder

During the nine-month period ended September 30, 2007, Mid-Continental paid expenses and liabilities of the Company in the amount of $47,738. These payments are considered capital contributions inasmuch as the Company will not repay these amounts to the stockholder.   Since these payments occurred prior to the closing of the Share Exchange and reverse merger, the transaction has no affect on the consolidated financial statements presented.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Dian Min Ma and Xing Fu Lu are not independent directors under these rules as they are also employed by the Company as its Chief Executive Officer and President, respectively.

ITEM 13.

EXHIBITS

(a)

Exhibits.

3.1(i)	Articles of Incorporation, dated November 11, 1955 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)
3.1.1(i)	Articles of Amendment to Articles of Incorporation, dated December 8, 1955 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)
3.1(ii)	Bylaws of China RuiTai International Holdings Co., Ltd. (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)
10.1

Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Ma Dianmin (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.2

Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Lu Xingfu (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.3

Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Ma Gang (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.7	Loan Contact dated December 31, 2007, by and between Shandong Ruitai Chemicals Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Keith K. Zhen, CPA for audit of the Company's annual financial statements were $70,000 for the fiscal year ended December 31, 2007, and $ 11,000 by Child, Van Wagoner & Bradshaw, PLLC for the fiscal year ended December 31, 2006.

Audit Related Fees

(2)

Keith K. Zhen, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by Keith K. Zhen, CPA for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007 and $750 by Child, Van Wagoner & Bradshaw, PLLC for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Keith K. Zhen, CPA and Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

China RuiTai International Holdings Co., Ltd. does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By:  /S/ Dian Min Man

Dian Min Man, Chief Executive Officer

Date:  April 15, 2008

By:  /S/ Gang Ma

Gang Ma, Chief Financial Officer

Date: April 15, 2008