Form 10-Q
period 2008-03-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-05-20
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-04494

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 (Exact name of registrant as specified in its charter)

Delaware	13-5661446
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Wenyang Town Feicheng City ShanDong, China 271603
(Address of principal executive offices)
86 538 3850 703
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [ X ] No

As of May 15, 2008 the Issuer had 26,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of China RuiTai International Holdings Co., Ltd. (the "Company"), a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-25

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,600,109	$4,166,713
Bank checks and commercial paper	734,361	621,204
Accounts receivable, net (Note 5)	4,614,989	3,053,295
Due from unaffiliated suppliers (Note 6)	1,751,946	1,112,948
Prepaid expenses (Note 7)	2,483,545	2,876,820
Inventory (Note 8)	9,520,267	6,656,028
Advance to employees (Note 14)	158,045	113,297
Restricted cash (Note 11)	16,601,911	14,738,564
Due from a related party-current portion (Note 14)	179,185	4,448,878
Total current assets	44,644,358	37,787,747

Property and Equipment, net (Note 9)	11,919,130	11,306,271

Land use right, net (Note 10)	5,056,662	4,859,620

Long-term investment	867,938	830,984

Due from a related party (Note 14)	10,380,715	10,380,715

Total Assets	$72,868,803	$65,165,337

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$21,554,232	$19,269,317
Bank checks payable (Note 12)	25,704,000	22,059,772
Accounts payable and accrued expenses	7,489,203	7,657,437
Taxes payable	3,861,542	3,560,918
Deferred revenue	274,471	737,027
Due to employees (Note 14)	1,596,098	1,265,898
Employee security deposit	894,263	810,802
Total Current Liabilities	61,373,809	55,361,171

Minority Interest	114,815	98,053

Shareholders’ Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
March 31, 2008 and December 31, 2007	26,000	26,000
Additional paid-in capital	2,540,171	2,366,171
Unamortized contractual services costs	(159,500)	-
Statutory Reserves	1,042,355	1,042,355
Retained earnings	6,902,660	5,700,875
Accumulated other comprehensive income	1,028,493	570,712
Shareholders' Equity	11,380,179	9,706,113
Total Liabilities and Shareholder' Equity	$72,868,803	$65,165,337

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Sales	$9,421,991	$6,970,875
Costs of Sales	6,411,784	4,420,724
Gross Profit	3,010,207	2,550,151

Operating Expenses

Selling expenses
Sales commission	211,725	147,967
Freight-out	186,457	259,989
Adverting	685	8,338
Travel and entertainment	31,575	85,394
Other selling expenses	44,448	28,752
Total selling expenses	474,890	530,440

General and administrative expenses
Payroll and employees benefits	126,764	23,678
Insurance	91,646	86,295
Consultant fees	160,814	-
Office expenses	156,892	10,429
Travel and entertainment	33,985	53,627
Other general and administrative	119,233	76,768
Total Operating Expenses	689,334	250,797

Total Operating Expenses	1,164,224	781,237

Income (Loss) from Operation	1,845,983	1,768,914

Other Income (Expense)
Interest income	401,977	21,506
Interest expense	(627,226)	(291,776)
Other income (expense)	(2,169)	99,278
Total other income (expense)	(227,418)	(170,992)

Income (Loss) before Provision
Income Tax and Minority Interest	1,618,565	1,597,922

Provision for Income Tax	404,641	479,376

Income before Minority Interest	1,213,924	1,118,546

Minority Interest	(12,139)	(11,185)

Net Income	1,201,785	1,107,361

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	457,781	37,548

Comprehensive Income (Loss)	$1,659,566	$1,144,909

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$1,201,785	$1,107,361
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	12,139	11,185
Depreciation	241,628	165,192
Amortization of land use rights	25,449	23,510
Amortization of contractual service costs	14,500
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	(83,717)	846,149
(Increase)/Decrease in accounts receivable	(1,395,657)	(193,786)
(Increase)/Decrease in prepaid expenses	510,149	(619,650)
(Increase)/Decrease in inventory	(2,513,748)	(757,627)
(Increase)/Decrease in advance to employees	(38,867)	(53,651)
Increase/(Decrease) in accounts payable
and accrued expenses	(497,968)	738,238
Increase/(Decrease) in bank checks payable	2,606,711	5,814,577
Increase/(Decrease) in taxes payable	139,250	537,314
Increase/(Decrease) in deferred revenue	(484,822)	115,187
Increase/(Decrease) in employee security deposit	46,398	33,007
Net cash provided (used) by operating activities	(216,770)	7,767,006

Investing Activities

Purchase of fixed assets	(331,493)	(434,989)
Purchase of land use rights	(6,989)	-
Loans to unaffiliated suppliers	(576,996)	(262,697)
Loans to a related party	-	(5,270,503)
Payback of loans to a related party	4,824,582	-

Net cash (used) by investing activities	3,909,104	(5,968,189)

Financing Activities

Bank loans	1,397,700	-
Payback of bank loans	-	(586,102)
Decrease (Increase) in restricted cash to secure bank checks	(1,182,286)	(910,486)
Loans from employees	268,093	-
Payback of loans from employees	-	(60,227)
Net cash provided (used) by financing activities	483,507	(1,556,815)

Increase (decrease) in cash	4,175,840	242,002
Effects of exchange rates on cash	257,556	(58,704)
Cash at beginning of period	4,166,713	6,286,289
Cash at end of period	$8,600,109	$6,469,587

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$570,827	$192,624
Income taxes	$185,246	$104,321

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3- CONTROL BY PRINCIPAL OWNERS

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

Note 4- SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,028,493 as of March 31, 2008, and $570,712 as of December 31, 2007.  The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.00 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.77 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or picked up by unaffiliated customers in the Company's warehouse, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable.  The corresponding freight-out and handling costs are included in the selling expenses.

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers.  Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

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

When TaiAn became a subsidiary of a public company, the Management will stop extending loans to the supplies and gradually collect these loans back.

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the three months ended March 31, 2008 and 2006, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the three months ended March 31, 2008 and 2007, respectively.  The Company may sell these investments back to the bank at the book value.

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company did not recognize government subsidy revenue for the three months ended March 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The Research and development cost was immaterial for the Company in the three months ended March 31, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $685 and $8,338 for the three months ended December 31, 2007 and 2006, respectively.

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

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $35,892, and $24,015 for the three months ended March 31, 2008 and 2007, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP.  Accordingly, the Company made no appropriations for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per

Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for in the three months ended March 31, 2007.  However, there are 75,000 shares of warrants issued and outstanding as of March 31, 2008, as more fully disclosed in Note 16.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The Management does not expect that the adoption of SFAS No. 161 would have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. Management does not expect that the adoption of SFAS No. 14 1 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

Note 5- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$6,011,861	$4,397,598
Less: Allowance for doubtful accounts	(1,396,872)	(1,344,303)
Accounts receivable, net	$4,614,989	$3,053,295

Bad debt expense charged to operations was $0 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Note 6- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Feicheng Kaiyuan Chemicals Co., Ltd.	$1,105,272	$169,533
Fencheng Sanying Spin and Weave Co., Ltd.	157,080	150,392
Shangdong Taipeng Shiye Co., Ltd.	-	273,440
Shangdong Jinzhengyuan Co., Ltd.	-	66,993
Fengcheng Yingbo Food Co., Ltd.	285,600	273,440
Taian Dongyue Co., Ltd.	142,800	136,720
Other companies	61,194	42,430
	$1,751,946	$1,112,948

Note 7- PREPAID EXPENSES

Prepaid expenses consist of following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Machinery and parts	$505,114	$366,753
Raw materials and supplies	1,478,891	2,146,958
Packing and supply materials	342,554	300,665
Freight-out	6,631	5,196
Adverting	-	6,457
Consultancy fees	50,361	205
Office expenses	75,718	27,344
Utility	24,276	23,242
	$2,483,545	$2,876,820

Note 8- INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Finished goods	$6,785,634	$4,414,633

Raw materials	2,585,977	2,157,685
Supplies and packing materials	148,656	83,710
	$9,520,267	$6,656,028

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2008	2007
	(unaudited)

Building and warehouses	$4,397,173	$4,209,954
Machinery and equipment	7,213,658	6,699,636
Office equipment and furniture	56,044	53,175
Motor vehicles	444,073	425,169
	12,110,948	11,387,934

Less: Accumulated depreciation	(3,350,641)	(2,989,099)

Add: Construction in progress	3,158,823	2,907,436

Total	$11,919,130	$11,306,271

Depreciation expense charged to operations was $241,628 and $165,192 for the three months ended March 31, 2008 and 2007, respectively.

Note 10- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	March 31,	December 31,
	2008	2007
	(unaudited)

Land use right	$5,282,019	$5,050,290
Less: Amortization	(225,357)	(190,670)
Land use right, net	$5,056,662	$4,859,620

Amortization expense charged to operations was $25,449 and $23,510 for the three months ended March 31, 2008 and 2007, respectively.

Note 11- RESTRICTED CASH

Restricted cash consists of following:

	March 31,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$2,856,000	$2,734,400
Feicheng Branch of Bank of China	2,998,800	1,503,920
Wenyang Branch of Agriculture Bank	2,492,314	1,640,788
Wenyang Credit Bank	4,969,440	4,757,856
Feicheng Branch of Construction Bank	492,357	1,367,200
Feicheng Branch of Transportation Bank	2,856,000	2,734,400
	$16,601,911	$14,738,564

Note 12- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	March 31,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Feicheng Branch of Bank of China	$5,997,600	$3,007,840
Feicheng Branch of Transportation Bank	4,998,000	4,101,600
Wenyang Credit Bank	8,282,400	7,929,760
Jinan Branch of Shanghai Pudong Development Bank	2,856,000	2,734,400
Feicheng Branch of Construction Bank	-	1,551,772
Wenyang Branch of Agriculture Bank	3,570,000	2,734,400
	$25,704,000	$22,059,772

Note 13-  BANK LOANS

Bank loans consist of the following as of March 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$428,400	02/28/2008-01/27/2009	7.47‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,428,000	02/28/2008-02/27/2009	7.47‰
Feicheng Branch of Bank of China	685,440	03/19/2008-03/18/2009	7.47‰

Feicheng Branch of Bank of China	599,760	03/19/2008-03/18/2009	7.47‰
Feicheng Branch of Bank of China	856,800	03/26/2008-03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,428,000	04/25/2007-04/24/2008	7.668‰
Feicheng Branch of Bank of China	999,600	06/15/2007-06/14/2008	7.227‰
Feicheng Branch of Bank of China	1,285,200	6/26/2007-06/25/2008	7.227‰
Feicheng Branch of Bank of China	1,428,000	12/20/2007-11/19/2008	8.019‰
Taian Branch of Transportation Bank	714,000	08/22/2007-08/22/2008	7.722‰
Wenyang Branch of Feicheng Credit Bank	856,800	05/24/2007-05/24/2008	6.57‰	Shandong Ruifu Chemiclas Co., Ltd. Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,185,240	01/31/2008-01/31/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,090,992	01/30/2008-01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,428,000	01/29/2008-01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,856,000	08/28/2007-08/28/2008	6.435‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Agriculture Bank	1,428,000	11/23/2007-11/23/2008	8.748‰
Wenyang Branch of Agriculture Bank	1,428,000	12/23/2007-11/24/2008	8.964‰

Total	$21,554,232

Interest expense charged to operations for these bank loans was $383,721 for the three months ended March 31, 2008.

Note 14- RELATED PARTY TRANSACTIONS

Advance to employees

“Advance to employee” are advances to employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

Due from a related party

“Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), then a majority owner of TaiAn.  Shandong Ruitia had owned 75% equity ownership interest of TaiAn January 2000 through February 2007.   On March 20, 2007, Shandong sold 74% equity ownership interest of TaiAn to

Pacific Capital Group Co., Ltd.  Mr. Xingfu Lv, our President, and Mr. Dianming Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $14,829,593 as of December 31, 2007.  These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from a shareholder are classified as cash flows from investing activities.

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitain pledges its electricity generation plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans.  Also, Shandong Ruitain will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

The following is a summary of due from Shandong Ruitain:

	March 31,	December 31,
	2008	2007
	(unaudited)

Due from Shangdong Ruitai-current portion	$179,185	$4,448,878
Due from Shangdong Ruitai-long-term portion	10,380,715	10,380,715
Total due from Shandong Ruitai	$10,559,900	$4,829,593

Imputed interest income recognized from due from Shangdong Ruitai amounted to $264,846 and $0 for the three months ended March 31, 2008 and 2007.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $44,877 and $0 for the three months ended March 31, 2008 and 2007, respectively.

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

Note 15- PRC INCOME TAX

The Company’s operating subsidiary, TaiAn, is governed by the Income Tax Law of PRC concerning Foreign

Investment Enterprises and Foreign Enterprises and various local income tax laws ("the Income Tax Laws").

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.

The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.

Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection. Entities in beneficial industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates.

The Company’s operating subsidiary, TaiAn, is subject to effective income tax rate of 25% beginning from January 1, 2008.

Note 16- WARRANT

During March 2008 the Company engaged a consultant for a primary period of twelve months ended February 28, 2009, and continue on a month-to-month basis thereafter upon mutual consent.  The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase the Company's restricted common stock at a price of $3.05 per share.  The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008.    The Management valued the warrant at $1.16 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $174,000, which will be amortized over the prospective beneficial period.

Grant Date		Risk Free	Expected
Stock Price	Warrant Life	Interest Rate	Volatility
$2.90	4.0 years	2.00%	51%

Risk free interest rate: Current interest rate of short-dated government bonds such as discount rate on U.S. Government Treasury Bills with 30 days left until maturity.

Volatility: 51% is the volatility of our common stock October 9, 2007 through March 3, 2008, which is the only available period for our common stocks quoted in the OTCBB.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

For the Three Months Ended
March 31,
2008	2007
(unaudited)	(unaudited)

Comprehensive Income
for basic and diluted earnings per share	$1,659,566	$1,144,909

Weighted average shares used in basic computation	26,000,000	22,645,348

Effect of dilutive securities:
Warrants	25,000	-
Weighted average shares used in diluted computation	26,025,000	22,645,348

Earnings per share:

Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Note 18- ASSET RETIREMENT OBLIGATIONS

The Company operates within the requirements of numerous regulations at the local, province, and national levels regarding issues such as the handling and disposal of hazardous chemicals, waste-water treatment and effluent and emissions limitations among others. From a practical standpoint, certain environmental contamination cannot be reasonably determined until a facility or asset is retired or an event occurs that otherwise requires the facility to be tested and monitored. In the absence of such requirements to test for environmental contamination prior to an asset or facility retirement, the Company has concluded that it cannot reasonably estimate the cost associated with such environmental-related asset retirement obligations (“ARO”).

In addition, the Company anticipates operating its manufacturing facilities indefinitely into the future thereby rendering the potential range of settlement dates as indeterminate.  Therefore, the Company has not recorded any AROs to recognize legal obligations associated with the retirement of tangible long-lived assets, as contemplated by the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”).

Note 19- COMMITMENTS AND CONTINGENCIES

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

Environmental

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  Currently, our environmental compliance costs principally include the costs to run our waste water treatment facility and inspection fees paid to the local environmental department.  The amount is immaterial to our operating costs.  However, changes in these laws and regulations may significantly increase our environmental compliance costs and therefore have a material adverse effect on the Company’s financial position and results of operations.  Also, any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

Governmental control of currency conversion

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives most of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of March 31, 2008:

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

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

China RuiTai International Holdings was originally incorporated in Delaware on November 15, 1955, under the name "Inland Mineral Resources Corp." and was formed for the purpose of engaging in all lawful businesses.  On March 12, 2007, the Company changed its name to China RuiTai International Holdings Co., Ltd.  Currently, the Company, through its wholly-owned subsidiary, Pacific Capital Group and its majority-owned subsidiary, TaiAn, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products.  Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which cellulose ether products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.  TaiAn is one of the largest non-ionic cellulose ether producers in China.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the period ended March 31, 2008. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Consolidated Results of Operation for China RuiTai International Holdings Co., Ltd. and Subsidiaries for the Period Ended March 31, 2008 Compared to the Period Ended March 31, 2007.

Revenues

During the period ended March 31, 2008, the Company had revenues of $9,421,991 as compared to revenues of $6,970,875 during the period ended March 31, 2007, an increase of approximately 35.2%. The increase in revenue experienced by the Company was primarily attributable to an increase in sales volume of the Company’s products due to greater demand for cellulose ether.

Costs of Sales

During the period ended March 31, 2008, the Company’s Cost of Sales was $6,411,784, as compared to Costs of Sales of $4,420,724 for the period ended March 31, 2007, an increase of approximately 45%. This increase in Cost of Sales experienced by the Company was primarily attributable to increase in the volume of products sold.

Gross Profit

During the period ended March 31, 2008, the Company had gross profit of $3,010,207, as compared to gross profit of $2,550,151 for the period ended March 31, 2007.  The increase in gross profit is attributable to an increase in sales by the Company during the period ended March 31, 2008.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.

Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $ 474,890 for the period ended March 31, 2008 as compared to $530,440 for the period ended March 31, 2007, an decrease of approximately 10.47%. This minor decrease was primarily attributable to reduced freight charges experienced by the Company and a reduced amount of travel and entertainment expenses.

General and Administrative Expenses.

General and administrative expenses totaled $689,334 for the period ended March 31, 2008, as compared to $250,797 for the period ended March 31, 2007, an increase of approximately 175%. This increase is primarily attributable to an increase in consultant fees, and office expenses for the period ended March 31, 2008.

Net Income

The Company had a net income of $1,201,785 for the period ended March 31, 2008 as compared to $1,107,361 for the period ended March 31, 2007.  The increase in net income is attributable to an increase in sales during the period March 31, 2007.  TaiAn’s management believes that net income will continue to increase as TaiAn introduces new products, increases sales, and expands its production capacity.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $8,600,109, as compared to cash and cash equivalents of $4,166,713 for the fiscal year ended December 31, 2007.  As of March 31, 2008, our unaudited balance sheet reflects that we have total current assets of $44,644,358 and total assets of $72,868,803, as compared to total current assets of $37,787,747 and total assets of $65,165,337 for the fiscal year ended December 31, 2007. Additionally, as of March 31, 2008 our unaudited balance sheet reflects that we have  total current liabilities of $61,373,809, and total stockholders’ equity of $11,380,179, as compared to total current liabilities of $55,361,171 and stockholders equity of $9,706,113 for the fiscal year ended December 31, 2007.  The net cash used by operating activities for the period ended March 31, 2008 was $216,770.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

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

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By: /s/ Dian Min Ma, Chief Executive Officer

Date: May 20, 2008

By: /s/ Gang Ma, Chief Financial Officer

Date: May 20, 2008