Form 10KSB/A
period 2007-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-08-07
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

EXPLANATORY NOTE:

This Form 10-KSB/A amends and supplants the Form 10-KSB filed on April 15, 2008 by China RuiTai International Holdings Co., Ltd., a Delaware corporation.

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

Distribution Methods

TaiAn distributes its products through two primary methods of distribution: 1) directly to end-users who have ordered the product directly from the Company; and 2) through sales agents working at sales offices throughout the PRC. The end-user method of sales and distribution, accounts for 95% of TaiAn’s total sales volume. Additionally, TaiAn operates thirty sales offices throughout China. TaiAn currently operates four offices in both Beijing and Shanghai, and operates a single office in each of the following cities: Guangzhou, Qingdao, Nanjing, Chongqing, ChengDu, Shenyang, and Wurumuqi.

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

Revenue

Revenue. During the fiscal year ended December 31, 2007, the Company had revenues of $38,407,800 as compared to revenues of $28,090,238 during the fiscal year ended December 31, 2006, an increase of approximately 36.7%. The increase in revenue experienced by the Company was primarily attributable to the following factors: i) Changes in Sales Volume - the sales volume of the Company’s products increased from 2006 to 2007 due to a greater demand for cellulose ether. For the fiscal year ended December 31, 2007 the Company sold a total of 7,200 tons of cellulose ether, as compared to 5,784 tons of cellulose ether in the fiscal year ended December 31, 2006, an increase of approximately 25%; ii) Changes in Sales Price - the price per ton of cellulose ether increased from 2006 to 2007. For the fiscal year ended December 31, 2007, the average sales price of one ton of cellulose ether was $5,215, as compared to an average sales price of $4,764 per ton for the fiscal year ended December 31, 2006, an increase of $451 per ton, or approximately 9.5%; and iii) Changes in Exchange Rates - in addition to the foregoing, some of the growth in the Company’s revenue was attributable to changes in the foreign exchange rate, which increased from 7.96 RMB to $1.00 USD in 2006 to 7.61 RMB to $1.00 USD in 2007.

Cost of Sales. During the fiscal year ended December 31, 2007, the Company’s cost of sales was $26,489,964, as compared to Costs of Sales of $19,153,553 for the fiscal year ended December 31, 2006, an increase of approximately 38.3%. This increase in cost of sales experienced by the Company was primarily attributable to the increase in sales volume experienced by the Company as discussed above, and an increase in the price of raw materials that the Company uses for its manufacturing. For the fiscal year ended December 31, 2007 the price of raw materials utilized by the Company was $3,561 per ton, as compared to $3,218 per ton for the fiscal year ended December 31, 2006, an increase of $343, or approximately 11%.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses. Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $2,189,488 for the fiscal year ended December 31, 2007 as compared to $2,128,099 for the fiscal year ended December 31, 2006, an increase of approximately 3%. This minor increase is primarily attributable to expanding the Company’s sales team and the team’s activities, which are in turn reflected in increased sales.

General and Administrative Expenses. General and administrative expenses totaled $1,627,505 for the fiscal year ended December 31, 2007, as compared to $1,491,118 for the fiscal year ended December 31, 2006, an increase of approximately 9.1%. This increase is primarily attributable to an increase in consultant fees and office expenses for the fiscal year ended December 31, 2007.

Income From Operations

For the fiscal year ended December 31, 2007, the Company had income from operations in the amount of $8,100,843 as compared to income from operations of $5,317,468 for the fiscal year ended December 31, 2006, an increase of approximately 52.3%. The increase in income from operations experienced by the Company was primarily attributable to increased sales of the Company’s products during the fiscal year ended December 31, 2007.

Interest Expense

For the fiscal year ended December 31, 2007, the Company incurred interest expense in the amount of $1,996,479, as compared to interest expense of $1,159,076 for the fiscal year ended December 31, 2006, an increase of approximately 72%. The increase in interest expense incurred by the Company resulted from increase in interest expenses on bank loans and discount on bank checks received from customers. The interest expenses on bank loans increased by $299,433, or 34%. The increase in interest on bank loans was primarily a result of an increase of interest rates, which increased from an average monthly interest rate of 5.56 % in 2006 to an average monthly interest rate of 7.30 % in 2007, an increase of approximately 31%. Our interest expenses on discount on bank checks increased from $277,686 in 2006 to $815,656 in 2007, an increase of $537,970, or approximately 194%. The increase in our interest expenses was due to the increase in amount of bank checks discounted as we needed additional cash resources for our business operations.

Net Income

The Company had a net income of $4,875,834 for the fiscal year ended December 31, 2007 as compared to $3,005,998 for the fiscal year ended December 31, 2006, an increase of $1,869,836 or approximately 62%. The increase in net income is attributable to an increase in sales during the fiscal year ended December 31, 2007. Management believes that net income will continue to increase as the Company introduces new products, increases sales, and expands its production capacity.

Inventories

As of December 31, 2007, the Company had Inventories of $6,656,028, as compared to inventories of $5,209,747 as of December 31, 2006, $1,446,281 an increase of approximately 28%. The increase in inventories from 2006 to 2007 was the result of increased sales volume which required the Company to maintain a larger inventory of raw materials.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of December 31, 2007, our audited balance sheet (as restated) reflects that we have: i) total current assets of $37,787,747, as compared to total current assets of $40,448,410 at December 31, 2006, a decrease of $2,660,663, or approximately 6.6%; and ii) total assets of $65,165,337 as of December 31, 2007, compared to $52,471,220 as of December 31, 2006, an increase of $12,694,117, or approximately 24% The Company’s total current assets decreased slightly because the Company experienced a decrease in its cash and cash equivalents from 2006 to 2007. The Company’s total assets increased substantially due to increases that the Company experienced in property and equipment, inventory, and amounts due from a related party, all of which are discussed below.

Cash and Cash Equivalents. As of December 31, 2007, our audited balance sheet reflects that we have cash and cash equivalents of $4,166,713, as compared to $6,286,289 at December 31, 2006, a decrease of $2,119,576, approximately 33.7%. The decrease in the Company’s cash and cash equivalents from 2006 to 2007 was primarily attributable to cash expenditures to acquire fixed assets and to increase in the Company’s inventory.

Bank Checks and Commercial Paper. As of December 31, 2007, our audited balance sheet reflects that we have bank checks and commercial paper of $621,204, as compared to bank checks and commercial paper of $1,191,451 at December 31, 2006, a decrease of $570,247, or approximately 47.9%. The decrease in the Company’s bank checks and commercial paper from 2006 to 2007 was primarily attributable to the fact that we discounted more bank checks and commercial paper as we needed cash to pay for additional fixed assets and to pay for raw materials, which increased in price during the course of the year.

Inventory. As of December 31, 2007, our audited balance sheet reflects that we have inventory of $6,656,028, as compared to inventory of $5,209,747 at December 31, 2006, an increase of $1,446,281, or approximately 27.8%. The increase in the Company’s inventory from 2006 to 2007 was primarily attributable to increases of finished goods and raw material due to the extension of our production capacity.

Property and Equipment. As of December 31, 2007, our audited balance sheet reflects that we have property and equipment of $11,306,271, as compared to property and equipment of $6,592,792 at December 31, 2006, an increase of $4,713,478, or approximately 71.5%. The increase in the Company’s property and equipment from 2006 to 2007 was primarily attributable to additions made to our production equipment and changes in the foreign exchange rate, which increased from 7.80 RMB to $1.00 USD as of December 31, 2006 to 7.31 RMB to $1.00 USD as of December 31, 2007, or an increase of RMB 0.49, or approximately 6.7%

Due From Related Party. As of December 31, 2007, our audited balance sheet (as restated) reflects that we have an amount due from related party of $14,829,593, as compared to an amount due from related party of $8,804,112 at December 31, 2006, an increase of $6,025,481. The increase in the amount due from related party from 2006 to 2007 was primarily attributable to the additional loans that we made to the related party, Shandong Ruitai Chemicals Co., Ltd., which pledged its thermal plant as collateral for these loans, and promised to gradually payback these loans within the next three years.

“Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), a former majority owner of TaiAn. Shandong Ruitai had owned 75% equity ownership interest of TaiAn from January 2000 through February 2007. On March 20, 2007, Shandong sold a 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd. Mr. Xingfu Lu, our President, and Mr. Dianmin Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

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

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shandong Ruitai in December 2007. Pursuant to the loan agreement, Shandong will pay 7‰ interest on the outstanding balance monthly. The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans. Shandong Ruitain pledges its electricity generation plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans. Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.”

Restricted Cash. As of December 31, 2007, our audited balance sheet (as restated) reflects that we have restricted cash of $14,738,564, as compared to restricted cash of $12,244,750 at December 31, 2006, an increase of $2,493,814, or approximately 20.4%. The increase in restricted cash from 2006 to 2007 was primarily attributable to the increase in the percentage of compensation balance used to secure bank checks.

Total Current Liabilities

As of December 31, 2007, our audited balance sheet reflects that we have total current liabilities of $55,361,171, as compared to total current liabilities of $48,087,430 at December 31, 2006, an increase of $7,273,741, or approximately 15.1%. The increase in the Company’s total current liabilities from 2006 to 2007 was primarily attributable to changes in the Company’s bank loan which increased by $3,059,709 from 2006 to 2007, accounts payable and accrued expenses which increased by $2,114,725 from 2006 to 2007, taxes payable which increased by $1,338,948 from 2006 to 2007, and due to employees which increased by $374,914 from 2006 to 2007.

Bank Loans. As of December 31, 2007, our audited balance sheet reflects that we have a bank loan of $19,269,317, as compared to a bank loan of $16,209,608 as of December 31, 2006, an increase of $3,059,709, or approximately 18.9%. The increase in our bank loan was attributable to additional funds that we needed to borrow to purchase fixed assets and raw materials due to our increased production capacity during the fiscal year ended 2007.

Accounts Payable and Accrued Expenses. As of December 31, 2007, our audited balance sheet (as restated) reflects that we have accounts payable and accrued expenses of $7,567,437, as compared to accounts payable and accrued expenses of $5,542,712 as of December 31, 2006, an increase of $2,024,725, or approximately 36.5%. The increase in our accounts payable and accrued expenses was attributable to our addition of fixed assets and raw materials.

Operating Activities

Net cash of $7,142,071 was provided by operating activities during the fiscal year ended December 31, 2007, compared to net cash provided by operating activities of $11,471,920 during the fiscal year ended December 31, 2006, representing a decrease of $4,329,849 or approximately 37.7%. The decrease in net cash provided by our operating activities was primarily attributable to increases in inventory and a decrease in bank checks payable.

Investing Activities

During the fiscal year ended December 31, 2007, the net cash used in investing activities was $9,989,901, as compared to $8,869,934 for the fiscal year ended December 31, 2006, an increase of $1,119,967, or approximately 12%. The increase in net cash used in investing activities was primarily attributable to the purchase of fixed assets and additional loans made to a related party.

Financing Activities

During the fiscal year ended December 31, 2007, the net cash provided by financing activities was $593,503, as compared to net cash used in financing activities of $474,319 for the fiscal year ended December 31, 2006, an increase of $119,184, or approximately 25%. The change in net cash provided by financing activities was primarily attributable to a decrease in restricted cash used to secure bank checks.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2007 and 2006, and
For the Year Ended December 31, 2007 and 2006

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868-
EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Ruitai International Holdings Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. China Ruitai International Holdings Co., Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of cash flows for the years ended December 31, 2007 and 2006 have been restated.

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

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 10, 2008 (Except for Note 1, July 27, 2008)

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(restated)

	December	December
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,166,713	$6,286,289
Bank checks and commercial paper	621,204	1,191,451
Accounts receivable, net (Note 5)	3,053,295	3,364,632
Due from unaffiliated suppliers (Note 6)	1,112,948	930,213
Prepaid expenses (Note 7)	2,876,820	2,360,481
Inventory (Note 8)	6,656,028	5,209,747
Advance to employees (Note 14)	113,297	56,735
Restricted cash (Note 11)	14,738,564	12,244,750
Due from a related party-current portion (Note 14)	4,448,878	8,804,112
Total current assets	37,787,747	40,448,410

Property and Equipment, net (Note 9)	11,306,271	6,592,796

Land use right, net (Note 10)	4,859,620	4,650,814

Long-term investment	830,984	779,200

Due from a related party-long-term portion (Note 14)	10,380,715	-

Total Assets	$65,165,337	$52,471,220

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$19,269,317	$16,209,608
Bank checks payable (Note 12)	22,059,772	22,050,400
Accounts payable and accrued expenses	7,657,437	5,542,712
Taxes payable	3,560,918	2,221,970
Deferred revenue	737,027	493,807
Due to employees (Note 14)	1,265,898	890,984
Employee security deposit	810,802	677,949
Total Current Liabilities	55,361,171	48,087,430

Minority Interest	98,053	43,847

Owners' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 22,645,348 shares issued and outstanding as of December 31, 2006 26,000,000 shares issued and outstanding as of December 31, 2007	26,000	22,745
Additional paid-in capital	2,366,171	2,369,426
Statutory Reserves	1,042,355	272,979
Retained earnings	5,700,875	1,594,417
Accumulated other comprehensive income	570,712	80,376
Owners' Equity	9,706,113	4,339,943
Total Liabilities and Owners' Equity	$65,165,337	$52,471,220

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues
Sales	$38,407,800	$28,090,238
Costs of Sales	26,489,964	19,153,553
Gross Profit	11,917,836	8,936,685

Operating Expenses

Selling expenses
Sales commission	670,364	738,526
Freight-out	893,530	856,850
Adverting	188,761	30,093
Travel and entertainment	250,230	385,360
Other selling expenses	186,603	117,270
Total selling expenses	2,189,488	2,128,099

General and administrative expenses
Payroll and employees benefits	267,673	209,242
Insurance	151,437	139,989
Professional fees	86,303	105,206
Consultant fees	134,011	-
Bad debt expenses	-	88,176
Office expenses	364,906	195,843
Repair and maintenance	167,014	525,176
Travel and entertainment	206,675	148,569
Other general and administrative	249,486	78,917
Total Operating Expenses	1,627,505	1,491,118

Total Operating Expenses	3,816,993	3,619,217

Income (Loss) from Operation	8,100,843	5,317,468

Other Income (Expense)
Interest income	267,989	331,259
Interest expense	(1,996,479)	(1,159,076)
Government subsidies	556,627	-
Other income (expense)	106,855	(151,992)
Total other income (expense)	(1,065,008)	(979,809)

Income (Loss) before Provision
Income Tax and Minority Interest	7,035,835	4,337,659

Provision for Income Tax	2,110,750	1,301,297

Income before Minority Interest	4,925,085	3,036,362

Minority Interest	(49,251)	(30,364)

Net Income	4,875,834	3,005,998

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	490,336	104,608

Comprehensive Income (Loss)	$5,366,170	$3,110,606

Basic and Fully Diluted Earnings per Share	$0.23	$0.14

Weighted average shares outstanding	23,204,457	22,645,348

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

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(restated)

	For the Year Ended
	December 31,
	2007	2006

Operating Activities

Net income (loss)	$4,875,834	$3,005,998
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Minority interest	49,251	30,364
Depreciation	726,969	584,801
Amortization	95,940	27,673
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	623,589	335,215
(Increase)/Decrease in accounts receivable	513,661	(1,437,788)
(Increase)/Decrease in prepaid expenses	(345,162)	(1,271,877)
(Increase)/Decrease in inventory	(1,056,278)	(21,340)
(Increase)/Decrease in advance to employees	(50,691)	64,672
Increase/(Decrease) in accounts payable and accrued expenses	1,676,877	(416,997)
Increase/(Decrease) in bank checks payable	(1,398,132)	9,055,200
Increase/(Decrease) in taxes payable	1,143,879	1,293,536
Increase/(Decrease) in deferred revenue	202,030	69,992
Increase/(Decrease) in employee security deposit	84,304	152,471
Net cash provided (used) by operating activities	7,142,071	11,471,920

Investing Activities

Purchase of fixed assets	(4,649,895)	(1,698,011)
Purchase of land use rights	-	(3,376,077)
Loans to unaffiliated suppliers	(116,103)	(414,451)
Loans to a related party	(5,223,903)	(3,381,395)
Net cash (used) by investing activities	(9,989,901)	(8,869,934)

Financing Activities

Bank loans	1,903,560	4,623,048
Decrease (Increase) in restricted cash to secure bank checks	(1,613,196)	(5,114,130)
Loans from employees	303,139	16,763
Net cash provided (used) by financing activities	593,503	(474,319)

Increase (decrease) in cash	(2,254,327)	2,127,667
Effects of exchange rates on cash	134,751	128,352
Cash at beginning of period	6,286,289	4,030,270
Cash at end of period	$4,166,713	$6,286,289

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$1,996,479	$824,897
Income taxes	$1,004,871	$503,447

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were reviewed by the United States Securities and Exchange Commission (the "Commission"). During the course of the Commission’s review, the Commission issued comment letters to which we provided responses and amended our financial statements per such comments.

Restatement to balance sheets

1.
In the previously issued report, we classified “Restricted cash" as other assets. Since these are compensation balances to secure the Company's bank checks and have a maturity of 180 days or less, we now have concluded that we should classify restricted cash as current assets.

2.
In the previously issued report, we classified the entire amount of due from a related party as other assets. Since 30% of such amount is due in one year per the loan agreement, we now have concluded that we should classify 30% of the outstanding balance as current assets.

Restatement to statements of cash flows

In the previously issued report, we classified change of "bank checks payable" as cash flows from financing activities. Since the changes of bank check payable constitute the completion / deferral of cash payments to suppliers, we now have concluded that we should classify changes of “bank checks payable” as cash flows from operating activities.

These adjustments had no effect in the shareholders' equity as of December 31, 2007 and 2006, respectively.

These adjustments had no effect in the statements of operations and the statements of changes in shareholders' equity in the years ended December 31, 2007 and 2006, respectively.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The following tables present the impact of the adjustments and restatements on a condensed basis:

	Amount Previously
	Reported	As Adjusted
Balance Sheet as of December 31, 2007

Other current assets	18,600,305	18,600,305
Restricted cash - current asset	-	14,738,564
Due from a related party-current portion	-	4,448,878
Other long-term assets	16,996,875	16,996,875
Restricted cash - long-term asset	14,738,564	-
Due from a related party-long-term portion	14,829,593	10,380,715
Current liabilities	55,361,171	55,361,171
Minority interest	98,053	98,053
Common stock	26,000	26,000
Additional paid-in capital	2,366,171	2,366,171
Statutory Reserves	1,042,355	1,042,355
Retained earnings	5,700,875	5,700,875
Accumulated other comprehensive income	570,712	570,712

Balance Sheet as of December 31, 2006

Other current assets	19,399,548	19,399,548
Restricted cash - current asset	-	12,244,750
Due from a related party-current portion	-	8,804,112
Other long-term assets	12,022,810	12,022,810
Restricted cash - long-term asset	12,244,750	-
Due from a related party-long-term portion	8,804,112	-
Current liabilities	48,087,430	48,087,430
Minority interest	43,847	43,847
Common stock	22,745	22,745
Additional paid-in capital	2,369,426	2,369,426
Statutory Reserves	272,979	272,979
Retained earnings	1,594,417	1,594,417
Accumulated other comprehensive income	80,376	80,376

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	Amount Previously
	Reported	As Adjusted

Statement of cash flows for the year ended December 31, 2007

Net income (loss)	$4,875,834	$4,875,834
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Minority interest	49,251	49,251
Depreciation	726,969	726,969
Amortization	95,940	95,940
Changes in operating assets and liabilities:
(Increase)/Decrease in assets	(314,881)	(314,881)
Increase/(Decrease) in bank checks payable	-	(1,398,132)
Increase/(Decrease) in other liabilities	3,107,090	3,107,090
Net cash provided (used) by operating activities	8,540,203	7,142,071

Investing Activities

Net cash provided (used) by investing activities	(9,989,901)	(9,989,901)

Financing Activities

Payback of banks checks commercial paper	(1,398,132)	-
Cash flows from other financing activities	593,503	593,503
Net cash provided (used) by financing activities	(804,629)	593,503

Increase (decrease) in cash	(2,254,327)	(2,254,327)
Effects of exchange rates on cash	134,751	134,751
Cash at beginning of period	6,286,289	6,286,289
Cash at end of period	$4,166,713	$4,166,713

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	Amount Previously
	Reported	As Adjusted

Statement of cash flows for the year ended December 31, 2006

Net income (loss)	$3,005,998	$3,005,998
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Minority interest	30,364	30,364
Depreciation	584,801	584,801
Amortization	27,673	27,673
Changes in operating assets and liabilities:
(Increase)/Decrease in assets	(2,331,118)	(2,331,118)
Increase/(Decrease) in bank checks payable	-	9,055,200
Increase/(Decrease) in other liabilities	1,099,002	1,099,002
Net cash provided (used) by operating activities	2,416,720	11,471,920

Investing Activities

Net cash provided (used) by investing activities	(8,869,934)	(8,869,934)

Financing Activities

Payback of banks checks commercial paper	9,055,200	-
Cash flows from other financing activities	(474,319)	(474,319)
Net cash provided (used) by financing activities	8,580,881	(474,319)

Increase (decrease) in cash	2,127,667	2,127,667
Effects of exchange rates on cash	128,352	128,352
Cash at beginning of period	4,030,270	4,030,270
Cash at end of period	$6,286,289	$6,286,289

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

China Ruitai International Holdings Co., Ltd. ("China Ruitai" or the "Company") was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. The Company subsequently changes its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation, and in 2006 changed its name to Shangdong Ruitai Chemical Co., Ltd. on March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd. On February 26, 2007, the Company changed its fiscal year end from October 31 to December 31.

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

Note 2- ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China” ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

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

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation (continued)

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

Revenue Recognition (restated)

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

The Company does not provide an unconditional right of return, price protection or any other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

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

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable (restated)

Accounts receivable are recorded at the invoiced amount and do not bear interest. We generally grant new customers a one-month period in which to pay for goods that we have delivered to them, and we grant existing customers a two to three month period in which to pay for goods that we have delivered to them. We used an indirect method of accounting to write off any accounts receivable which exceeded the allotted three month time period which we provide to our customers. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Due from unaffiliated suppliers (restated)

The Company has been extending temporary short-term loans to some unaffiliated suppliers. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, they are deemed payable on demand. Cash flows from due from unaffiliated suppliers are classified as cash flows from investing activities.

The Management believes the loans can help theses suppliers run their business, and in turn these suppliers can provide raw materials and services to the Company in a stable price. The Management periodically evaluates the financial resources of the borrowers to make sure the suppliers have the capability to pay back these loans. Also, the Company has never had any bad debt with these suppliers. Therefore, the Management believes that these loans are collectable.

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the year ended December 31, 2007 and 2006, respectively. Dividend income on this investment is recorded when received. There were no dividend received in the year ended December 31, 2007 and 2006, respectively. The Company may sell these investments back to the bank at the book value.

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

Restricted cash, and Bank checks payable (restated)

The Company pays its suppliers with bank checks in its ordinary business transactions. Generally, the Company deposits 40% to 100% of the bank check amount into a restricted bank account, the bank then issues a bank check payable to a supplier in 180 days or less. The Company delivers the bank check as payment to the supplier, who can discount the bank check before its maturity. When the bank check reaches maturity, the bank takes the deposit in the restricted bank accounts and the balance, if any, from other bank account(s) that the Company has with the bank. While the bank does not charge interest expenses on the balance, the bank pays interest on the deposit in the restricted bank account to the Company. The bank generally charges 0.0005% of the bank check amount as service fee for issuance of the bank check.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash, and Bank checks payable (restated) (continued)

The Company took out bank checks to pay our suppliers as well as to make loans to Shandong Ruitai. In 2007, we took out bank checks totaling $45,940,123, of which, approximately $16,000,000 was paid to our suppliers and the rest, approximately $29,940,000 was used to make loans to Shandong Ruitai. In 2006, we took out bank checks totaling $42,624,736, of which, approximately $17,000,000 was paid to our suppliers and the rest, approximately $25,600,000 was used to make loans to Shandong Ruitai.

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

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting (restated)

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

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

In 2007, the Company contributes $512,917 to the statutory surplus reserve fund, and $256,459 to the statutory public welfare fund. In 2006, $181,986 was contributed to the statutory surplus reserve fund, and $90,993 was contributed to the statutory public welfare fund.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves (continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008. The Company does not anticipate SFAS 159 having a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s financial position or results of operations.

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

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. Management does not expect that the adoption of SFAS No. 157 would have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

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

Note 5- ACCOUNTS RECEIVABLE

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

Note 7- PREPAID EXPENSES

Prepaid expenses consist of following:

	December 31,	December 31,
	2007	2006

Machinery and parts	$366,753	$256,587
Raw materials and supplies	2,146,958	1,682,166
Packing and supply materials	300,665	166,163
Freight-out	5,196	2,588
Adverting	6,457	128,200
Consultancy fees	205	118,047
Office expenses	27,344	6,730
Utility	23,242	-
	$2,876,820	$2,360,481

Note 8- INVENTORIES

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

Note 11- RESTRICTED CASH

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

Note 12- BANK CHECKS PAYABLE

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- BANK LOANS

Bank loans consist of the following as of December 31, 2007:

	Loan		Monthly		Guaranteed
Financial Institutions	Amount	Duration	Interest Rate		By

Feicheng Branch of Bank of China	$410,160	02/2/2007-02/1/2008	7.344	‰
Feicheng Branch of Bank of China	1,367,200	02/27/2007-02/26/2008	7.344	‰
Feicheng Branch of Bank of China	656,256	03/16/2007-03/15/2008	7.344	‰
Feicheng Branch of Bank of China	574,224	03/16/2007-03/15/2008	7.344	‰	Shangdong Ashide
Feicheng Branch of Bank of China	820,320	3/27/2007-3/26/2008	7.668	‰	Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,367,200	04/25/2007-04/24/2008	7.668	‰
Feicheng Branch of Bank of China	957,040	06/15/2007-06/14/2008	7.227	‰
Feicheng Branch of Bank of China	1,230,480	6/26/2007-06/25/2008	7.227	‰
Feicheng Branch of Bank of China	1,367,200	12/20/2007-11/19/2008	8.019	‰
Taian Branch of Transportation Bank	683,600	08/22/2007-08/22/2008	7.722	‰	Shandong Ruifu
Wenyang Branch of Feicheng Credit Bank	751,960	05/24/2007-05/24/2008	6.57	‰	Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,203,136	01/31/2007-01/31/2008	6.372	‰	Shandong Zhuiyuan
Wenyang Branch of Feicheng Credit Bank	1,044,541	01/31/2007-01/31/2008	6.372	‰	Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,367,200	01/31/2007-01/31/2008	6.372	‰
Jinan Branch of Shanghai Pudong Bank	2,734,400	08/28/2007-08/28/2008	6.435	‰	Shangdong Ashide
Wenyang Branch of Agriculture Bank	1,367,200	11/23/2007-11/23/2008	8.748%		Chemicals Co., Ltd.
Wenyang Branch of Agriculture Bank	1,367,200	12/23/2007-11/24/2008	8.964%		Feicheng Shuolide Co., Ltd.

Total	$19,269,317

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- BANK LOANS (continued)

Interest expense charged to operations for these bank loans was $1,180,823 for the year ended December 31, 2007.

Bank loans consist of the following as of December 31, 2006:

		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By

	Feicheng Branch of Bank of China	$384,600	01/28/2006-01/27/2007	5.58‰
	Feicheng Branch of Bank of China	1,282,000	02/21/2006-02/20/2007	5.58‰
	Feicheng Branch of Bank of China	615,360	03/07/2006-03/06/2007	5.58‰
	Feicheng Branch of Bank of China	538,440	03/14/2006-03/13/2007	5.58‰
	Feicheng Branch of Bank of China	769,200	03/28/2006-03/27/2007	5.58‰	Feicheng Delta
	Feicheng Branch of Bank of China	1,282,000	04/24/2006-04/23/2007	5.58‰	Chemicals Co., Ltd.
	Feicheng Branch of Bank of China	897,400	06/13/2006-06/12/2007	5.85‰
	Feicheng Branch of Bank of China	1,153,800	11/22/2006-11/21/2007	6.12‰
	Feicheng Branch of Bank of China	1,282,000	12/21/2006-12/20/2007	6.12‰
	Taian Branch of Transportation Bank	641,000	03/16/2006-03/15/2007	5.115‰
	Wenyang Branch of Feicheng Credit Bank	769,200	05/24/2005-05/23/2006	4.65‰	Shandong Feicheng
(a)	Wenyang Branch of Feicheng Credit Bank	1,128,160	07/27/2005-07/26/2006	5.31‰	Chemicals Co. Ltd.
(a)	Wenyang Branch of Feicheng Credit Bank	979,448	07/27/2005-07/26/2006	5.31‰
(a)	Wenyang Branch of Feicheng Credit Bank	1,282,000	07/27/2005-07/26/2006	5.31‰
	Jinan Branch of Shanghai Pudong Development Bank	1,923,000	06/13/2006-03/12/2007	4.875‰	Feicheng Delta
	Wenyang Branch of Agriculture Bank	1,282,000	12/23/2006-12/22/2007	6.975‰	Chemicals Co., Ltd

	Total	$16,209,608

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- BANK LOANS (continued)

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

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $14,829,593 and $8,804,112 as of December 31, 2007 and 2006, respectively. These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from a shareholder are classified as cash flows from investing activities. The Managements periodically evaluates the financial resources of the borrower to make sure Shandong Ruitai has the capability to pay back these loans.

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007. Pursuant to the loan agreement, Shangdong will pay 7‰ interest on the outstanding balance monthly. The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans. Shandong Ruitai pledges its electricity generation plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans. Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- RELATED PARTY TRANSACTIONS (continued)

The following is a summary of due from Shandong Ruitai:

	December 31,	December 31,
	2007	2006

Due from Shangdong Ruitai-current portion	$4,448,878	$8,804,112
Due from Shangdong Ruitai-long-term portion	10,380,715	-
Total due from Shandong Ruitai	$14,829,593	$8,804,112

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

Note 14- RELATED PARTY TRANSACTIONS (continued)

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

Note 15- INCOME TAX (restated)

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- INCOME TAX (restated) (continued)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2007	2006

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC national income tax rate	30.00%	30.00%
PRC local income tax rate
Effective income tax rate	30.00%	30.00%

At December 31, 2007 and 2006, the Company had net operating losses of approximately $1,138,602 carried from prior years. Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, enterprise need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, the Managements established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

Note 16- COMMON STOCK

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- SEGMENT REPORTING

The major products consist of following

		For the Years Ended
		December 31,
		2007	2006
	Revenue

1	Methyl Cellulose (MC)	7,089,619	5,326,411
2	Hydroxypropyl Methyl Cellulose (HPMC)	25,730,461	18,188,282
3	Hydroxypropyl Cellulose (HPC)	336,943	441,681
4	Ethyl Cellulose (EC)	1,613,099	1,056,896
5	Hydroxyethyl Cellulose (HEC)	1,511,773	1,133,581
6	HEMC	495,989	589,976
7	Hydroxypropyl Cellulose (HPC)	11,989	18,989
8	HP	143,897	284,755
9	Microcrystalline Cellulose (MCC)	31,719	29,479
10	CMC	1,753	-
11	Film Coating Pre-Mixed Reagent.	580,725	485,090
12	Raw materials	859,833	535,098

	Cost of Sales

1	Methyl Cellulose (MC)	5,529,505	3,975,911
2	Hydroxypropyl Methyl Cellulose (HPMC)	17,137,659	12,152,375
3	Hydroxypropyl Cellulose (HPC)	143,134	214,469
4	Ethyl Cellulose (EC)	896,085	627,844
5	Hydroxyethyl Cellulose (HEC)	1,191,506	874,355
6	HEMC	440,333	442,665
7	Hydroxypropyl Cellulose (HPC)	13,616	29,781
8	HP	62,342	110,109
9	Microcrystalline Cellulose (MCC)	32,937	30,119
10	CMC	1,459	-
11	Film Coating Pre-Mixed Reagent.	189,124	154,100
12	Raw materials	852,262	541,824

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- SEGMENT REPORTING (continued)

	Gross Profit

1	Methyl Cellulose (MC)	1,560,114	1,350,500
2	Hydroxypropyl Methyl Cellulose (HPMC)	8,592,802	6,035,907
3	Hydroxypropyl Cellulose (HPC)	193,809	227,212
4	Ethyl Cellulose (EC)	717,014	429,052
5	Hydroxyethyl Cellulose (HEC)	320,267	259,226
6	HEMC	55,656	147,311
7	Hydroxypropyl Cellulose (HPC)	(1,627)	(10,792)
8	HP	81,555	174,646
9	Microcrystalline Cellulose (MCC)	(1,218)	(640)
10	CMC	294	-
11	Film Coating Pre-Mixed Reagent.	391,601	330,990
12	Raw materials	7,571	(6,726)

Geographic Areas Information

While all of the Company’s assets are located in the PRC, the Company sells products to customers located in the United Statets, Finland, and other countries, as summarized in the following chart:

	For the Years Ended December 31,		For the Years Ended December 31,
	2007		2006
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	31,982,437	83.27%	22,469,015	79.99%
United States	2,584,310	6.73%	2,584,925	9.20%
Finland	1,992,816	5.19%	1,656,825	5.90%
Other Countries	1,848,237	4.81%	1,379,473	4.91%
Total	38,407,800	100.00%	28,090,238	100.00%

Major Customers

The Company has a diversified customer base. There was one major customer who made sales over 5% of the Company’s total sales as summarized in the following chart:

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- SEGMENT REPORTING (continued)

	For the Years Ended December 31,		For the Years Ended December 31,
	2007		2006
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

Customer A	1,992,816	5.19%	1,656,825	5.90%
Total	1,992,816	5.19%	1,656,825	5.90%

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19- COMMITMENTS AND CONTINGENCIES (continued)

Environmental (restated)

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Currently, our environmental compliance costs principally include the costs to run our waste water treatment facility and routine inspection fees paid to the local environmental department. These amounts are immaterial to our operating costs. However, changes in these laws and regulations may significantly increase our environmental compliance costs and therefore have a material adverse effect on the Company’s financial position and results of operations. Also, any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.”

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

Note 19- COMMITMENTS AND CONTINGENCIES (continued)

Guaranteed Loans (restated)

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

The Company and these third-party enterprises have been guaranteeing loans for each other in the day-to-day operation. Both these enterprises and the Company are considered good reputation debtors by local banks. The banks allow these companies guarantee loans for each other instead of requiring the loans be secured by collateral. None of the enterprises, for which the Company has guaranteed loans, has defaulted on any loan repayments, and accordingly, the Company has not recorded any liabilities or losses on such guarantees.

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2007:
		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By
Shangdong Lulong Group Co., Ltd.	Feicheng Branch of Agriculture Bank	$1,367,200	11/23/2007-11/23/2008	10.026‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	06/26/2007-06/25/2008	7.884‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	09/19/2007-9/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/19/2007-10/18/2008	8.748‰	The Company
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2011	8.32938‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰
	Total	$7,772,848

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on that evaluation, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers and directors for their work related to the Registrant’s subsidiary, TaiAn. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table

							Non-Equity	Non-qualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All other
Name and		Salary		Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)		($)	($)	($)	(#)	($)	($)	($)
Dian Min Ma, CEO	2007 2006	$ $	185,185 185,185	— —	— —	— —	— —	— —	— —	$ $	185,185 185,185	(1) (1)
Xing Fu Lu, President	2007 2006	$ $	198,000 198,000	— —	— —	— —	— —	— —	— —	$ $	198,000 198,000	(2) (2)
Gang Ma, Chief Financial Officer	2007 2006	$ $	67,000 67,000	— —	— —	— —	— —	— —	— —	$ $	67,000 67,000	(3) (3)
Anna Herbst(4)	2007 2006	$ $	0.00 0.00	— —	— —	— —	— —	— —	— —	$ $	0.00 0.00
Cosmo Palmieri(5)	2007 2006	$ $	0.00 0.00	— —	— —	— —	— —	— —	— —	$ $	0.00 0.00

(1)	This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.
(2)	This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s majority owned subsidiary, TaiAn.
(3)	This figure includes compensation paid to Gang Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.
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

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Dian Min Ma	$0.00	—	—	—	—	$185,185	$185,185	(1)
Xing Fu Lu	$0.00	—	—	—	—	$198,000	$185,185	(2)

Jin Tian	$0.00	—	—	—	—	—	$0.00

Anna Herbst(3)	$0.00	—	—	—	—	—	$0.00

Frank Pioppi(3)	$0.00	—	—	—	—	—	$0.00

Cosmo Palimieri (3)	$0.00	—	—	—	—	—	$0.00
(1)	This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s subsidiary, TaiAn.

(2)	This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s subsidiary, TaiAn.
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

“Due from a related party" represents loans which occurred prior to the closing of the Share Exchange from TaiAn to Shandong Ruitai. As of December 31, 2007, the balance of loaned funds from TaiAn to Shandong Ruitai amounted to US $14,738,564. Subsequent to the closing of the Share Exchange, on December 31, 2007, Shandong Ruitai entered into a Loan Contract with TaiAn for the repayment of the outstanding balance of the loans. Pursuant to the terms of the Loan Contract, Shandong Ruitai will repay the principal outstanding balance of the loan, $14,738,564, and interest which is accruing monthly at 7% over a three-year period ending December 31, 2010, with 30% of the principal and interest due as of the fiscal year ending 2008, 30% of the principal and interest due as of the fiscal year ending 2009, and 40% of the principal and interest due as of the fiscal year ending 2010. The repayment obligations of Shandong Ruitai under the Loan Contract are secured by a thermal power plant owned by Shandong Ruitai. Additionally, Shandong Ruitai’s repayment obligations are personally guaranteed by Shandong Ruitai’s principals, Mr. Dian Min Ma and Mr. Xingfu Lu. The foregoing description of the loan contract is qualified in its entirety by reference to the Loan Contact which was filed as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.

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

10.1
Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Ma Dianmin (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.2
Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Lu Xingfu (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.3
Labor Contract dated October 6, 2000, by and between TaiAn RuiTai Cellulose Co., Ltd. and Ma Gang (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)

10.7
Loan Contact dated December 31, 2007, by and between Shandong Ruitai Chemicals Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd.( incorporated by reference from Exhibit Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008)

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By:	/S/ Dian Min Man
Dian Min Man, Chief Executive Officer

Date: August 6, 2008

By:	/S/ Gang Ma
Gang Ma, Chief Financial Officer

Date: August 6, 2008