Form 10-Q
period 2008-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-08-14
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008 the Issuer had 26,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of China RuiTai International Holdings Co., Ltd. (the "Company"), a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB/A for the fiscal year ended December 31, 2007.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-29

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,563,312	$4,166,713
Bank checks and commercial paper	761,827	621,204
Accounts receivable, net (Note 5)	4,612,199	3,053,295
Due from unaffiliated suppliers (Note 6)	1,354,600	1,112,948
Prepaid expenses (Note 7)	2,482,700	2,876,820
Inventory (Note 8)	10,470,396	6,656,028
Advance to employees (Note 14)	233,050	113,297
Restricted cash (Note 11)	16,160,399	14,738,564
Due from a related party-current portion (Note 14)	3,884,874	4,448,878
Total current assets	45,523,357	37,787,747

Property and Equipment, net (Note 9)	12,671,491	11,306,271

Land use right, net (Note 10)	5,126,339	4,859,620

Long-term investment	884,484	830,984

Due from a related party (Note 14)	10,380,715	10,380,715

Total Assets	$74,586,386	$65,165,337

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$21,965,136	$19,269,317
Bank checks payable (Note 12)	25,466,400	22,059,772
Accounts payable and accrued expenses	6,972,423	7,657,437
Taxes payable	4,375,270	3,560,918
Deferred revenue	256,591	737,027
Due to employees (Note 14)	1,743,340	1,265,898
Employee security deposit	931,265	810,802

Total Current Liabilities	61,710,425	55,361,171

Minority Interest	127,763	98,053

Shareholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized,
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
June 30, 2008 and December 31, 2007	26,000	26,000
Additional paid-in capital	2,908,171	2,366,171
Unamortized contractual services costs	(441,067)	-
Statutory Reserves	1,042,355	1,042,355
Retained earnings	7,951,491	5,700,875
Accumulated other comprehensive income	1,261,248	570,712
Shareholders' Equity	12,748,198	9,706,113
Total Liabilities and Shareholders' Equity	$74,586,386	$65,165,337

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$9,823,948	$9,617,588	$19,245,939	$16,588,463
Costs of Sales	7,084,546	6,132,424	13,496,330	10,553,148
Gross Profit	2,739,402	3,485,164	5,749,609	6,035,315

Operating Expenses

Selling expenses
Sales commission	113,189	85,072	324,914	233,039
Freight-out	194,466	200,453	380,923	460,442
Adverting	16,748	21,812	17,433	30,150
Travel and entertainment	31,511	95,546	63,086	180,940
Other selling expenses	33,008	64,048	77,456	92,800
Total selling expenses	388,922	466,931	863,812	997,371

General and administrative expenses
Payroll and employees benefits	146,010	70,658	272,774	94,336
Insurance	72,182	64,832	163,828	151,127
Consultant fees	126,910	-	287,724	-
Office expenses	120,983	13,527	277,875	23,956
Travel and entertainment	118,697	48,749	152,682	102,376
Other general and administrative	84,752	129,346	203,985	206,114
Total Operating Expenses	669,534	327,112	1,358,868	577,909

Total Operating Expenses	1,058,456	794,043	2,222,680	1,575,280

Income (Loss) from Operation	1,680,946	2,691,121	3,526,929	4,460,035

Other Income (Expense)
Interest income	319,020	74,069	720,997	95,575
Interest expense	(597,794)	(394,665)	(1,225,020)	(686,441)

Other income (expense)	10,394	(2,243)	8,225	97,035
Total other income (expense)	(268,380)	(322,839)	(495,798)	(493,831)

Income (Loss) before Provision
Income Tax and Minority Interest	1,412,566	2,368,282	3,031,131	3,966,204

Provision for Income Tax	353,141	710,486	757,782	1,189,862

Income before Minority Interest	1,059,425	1,657,796	2,273,349	2,776,342

Minority Interest	(10,594)	(16,578)	(22,733)	(27,763)

Net Income	1,048,831	1,641,218	2,250,616	2,748,579

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	232,755	100,139	690,536	137,691

Comprehensive Income (Loss)	$1,281,586	$1,741,357	$2,941,152	$2,886,270

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$2,250,616	$2,748,579
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	22,733	27,763
Depreciation	503,881	316,506
Amortization of land use rights	51,444	47,271
Amortization of contractual service costs	100,933	-
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	(97,771)	(2,105,321)
(Increase)/Decrease in accounts receivable	(1,323,644)	(2,009,953)
(Increase)/Decrease in prepaid expenses	562,884	(2,428,774)
(Increase)/Decrease in inventory	(3,289,699)	259,910
(Increase)/Decrease in advance to employees	(109,265)	(69,282)
Increase/(Decrease) in accounts payable
and accrued expenses	(1,144,563)	1,983,187
Increase/(Decrease) in bank checks payable	1,929,976	1,680,058
Increase/(Decrease) in taxes payable	568,480	1,074,459
Increase/(Decrease) in deferred revenue	(512,898)	1,262,821
Increase/(Decrease) in employee security deposit	66,324	56,426
Net cash provided (used) by operating activities	(420,569)	2,843,650

Investing Activities

Purchase of fixed assets	(1,081,706)	(2,558,547)
Purchase of land use rights	(7,069)	(109,006)
Loans to unaffiliated suppliers	(165,171)	625,542
Loans to a related party	-	(2,536,255)
Payback of loans to a related party	1,475,634	-
Net cash (used) by investing activities	221,688	(4,578,266)

Financing Activities

Bank loans	1,413,904	-
Payback of bank loans	-	(348,207)
Decrease (Increase) in restricted cash to secure bank checks	(459,510)	(1,997,968)
Loans from employees	384,698	-
Payback of loans from employees	-	(113,076)
Net cash provided (used) by financing activities	1,339,092	(2,459,251)

Increase (decrease) in cash	1,140,211	(4,193,867)
Effects of exchange rates on cash	256,388	112,128
Cash at beginning of period	4,166,713	6,286,289
Cash at end of period	$5,563,312	$2,204,550

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$1,140,679	$480,338
Income taxes	$374,129	$406,731

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

China Ruitai International Holdings Co., Ltd. ("China Ruitai" or the "Company") was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp.  The Company subsequently changed its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation, and in 2006 changed its name to Shandong Ruitai Chemical Co., Ltd. on March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd.  On February 26, 2007, the Company changed its fiscal year end from October 31 to December 31.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,261,793 as of June 30, 2008, and $570,712 as of December 31, 2007.  The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.87 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively.

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

The Management believes the loans can help theses suppliers run their business, and in turn these suppliers can provide raw materials and services to the Company in a stable price.  The Managements evaluates the financial resources of the borrowers on a regular basis, to make sure the suppliers have the capability to pay back these loans.  Also, the Company has never had any bad debt with these suppliers.  Therefore, the Management believes that these loans are collectable.

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the six months ended June 30, 2008 and 2007, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the six months ended June 30, 2008 and 2007, respectively.  The Company may sell these investments back to the bank at the book value.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company did not recognize government subsidy revenue for the six months ended June 30, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The Research and development cost was immaterial for the Company in the six months ended June 30, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $17,433 and $30,150 for the six months ended December 31, 2007 and 2006, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits were $55,643, and $65,454 for the six months ended June 30, 2008 and 2007, respectively.

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to  PRC GAAP.  Accordingly, the Company made no appropriations for the six months ended June 30, 2008 and 2007, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for in the six months ended June 30, 2007.  However, there are 275,000 shares of warrants issued and outstanding as of June 30, 2008, as more fully disclosed in Note 16.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

Note 5- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$6,036,688	$4,397,598
Less: Allowance for doubtful accounts	(1,424,489)	(1,344,303)
Accounts receivable, net	$4,612,199	$3,053,295

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Note 6- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Feicheng Kaiyuan Chemicals Co., Ltd.	$854,652	$169,533

Fencheng Sanying Spin and Weave Co., Ltd.	-	150,392
Shangdong Taipeng Shiye Co., Ltd.	-	273,440
Shangdong Jinzhengyuan Co., Ltd.	-	66,993
Fengcheng Yingbo Food Co., Ltd.	291,045	273,440
Taian Dongyue Co., Ltd.	145,522	136,720
Other companies	63,381	42,430
	$1,354,600	$1,112,948

Note 7- PREPAID EXPENSES

Prepaid expenses consist of following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Machinery and parts	$445,773	$366,753
Raw materials and supplies	1,567,654	2,146,958
Packing and supply materials	379,264	300,665
Freight-out	3,018	5,196
Adverting	5,126	6,457
Consultancy fees	48,703	205
Office expenses	8,423	27,344
Utility	24,739	23,242
	$2,482,700	$2,876,820

Note 8- INVENTORIES

Inventories consist of following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Finished goods	$6,481,529	$4,414,633
Work-in-progress	1,383,163	-
Raw materials	2,523,979	2,157,685
Supplies and packing materials	81,725	83,710
	$10,470,396	$6,656,028

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2008	2007
	(unaudited)

Building and warehouses	$4,600,930	$4,209,954
Machinery and equipment	8,007,455	6,699,636
Office equipment and furniture	62,907	53,175
Motor vehicles	452,542	425,169
	13,123,834	11,387,934

Less: Accumulated depreciation	(3,657,560)	(2,989,099)

Add: Construction in progress	3,205,217	2,907,436

Total	$12,671,491	$11,306,271

Depreciation expense charged to operations was $503,881 and $316,506 for the six months ended June 30, 2008 and 2007, respectively.

Note 10-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	June 30,	December 31,
	2008	2007
	(unaudited)

Land use right	$5,382,712	$5,050,290
Less: Amortization	(256,373)	(190,670)
Land use right, net	$5,126,339	$4,859,620

Amortization expense charged to operations was $51,444 and $47,271 for the six months ended June 30, 2008 and 2007, respectively.

Note 11-RESTRICTED CASH

Restricted cash consists of following:

	June 30,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$2,910,446	$2,734,400
Feicheng Branch of Bank of China	3,055,968	1,503,920
Wenyang Branch of Agriculture Bank	2,473,878	1,640,788
Wenyang Credit Bank	4,627,608	4,757,856
Feicheng Branch of Construction Bank	182,053	1,367,200
Feicheng Branch of Transportation Bank	2,910,446	2,734,400
	$16,160,399	$14,738,564

Note 12-BANK CHECKS PAYABLE

Bank checks payable consists of following:

	June 30,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Feicheng Branch of Bank of China	$6,111,936	$3,007,840
Feicheng Branch of Transportation Bank	5,093,280	4,101,600
Wenyang Credit Bank	7,712,681	7,929,760
Jinan Branch of Shanghai Pudong Development Bank	2,910,446	2,734,400
Feicheng Branch of Construction Bank	-	1,551,772
Wenyang Branch of Agriculture Bank	3,638,057	2,734,400
	$25,466,400	$22,059,772

Note 13-BANK LOANS

Bank loans consist of the following as of June 30, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$436,567	02/28/2008-01/27/2009	7.47‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,455,223	02/28/2008-02/27/2009	7.47‰
Feicheng Branch of Bank of China	698,507	03/19/2008-03/18/2009	7.47‰
Feicheng Branch of Bank of China	611,194	03/19/2008-03/18/2009	7.47‰
Feicheng Branch of Bank of China	873,134	03/26/2008-03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,455,223	04/24/2008-04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,018,656	05/25/2008-05/24/2009	6.8475‰
Feicheng Branch of Bank of China	1,309,701	06/03/2008-06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,455,223	12/20/2007-11/19/2008	8.019‰
Taian Branch of Transportation Bank	727,611	08/22/2007-08/22/2008	7.722‰
Wenyang Branch of Feicheng Credit Bank	873,134	05/28/2008-05/28/2009	6.225‰	Shandong Ruifu Chemiclas Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,207,835	01/31/2008-01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,111,790	01/30/2008-01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,455,223	01/29/2008-01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,910,446	08/28/2007-08/28/2008	6.435‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Agriculture Bank	1,455,223	11/23/2007-11/23/2008	8.748‰
Wenyang Branch of Agriculture Bank	1,455,223	12/23/2007-11/24/2008	8.964‰	Feicheng Shuolide Co., Ltd.
Wenyang Branch of Agriculture Bank	1,455,223	01/24/2008-01/22/2009	8.0925‰	Shangdong Ashide Chemicals Co., Ltd.
Total	$21,965,136

Interest expense charged to operations for these bank loans was $851,725 for the six months ended June 30, 2008.

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

Due from a related party

“Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), then a majority owner of TaiAn.  Shandong Ruitai had owned 75% equity ownership interest of TaiAn January 2000 through February 2007.   On March 20, 2007, Shandong sold 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd.  Mr. Xingfu Lv, our President, and Mr. Dianmin Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $14,829,593 as of December 31, 2007.  These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from a shareholder are classified as cash flows from investing activities.  The Managements evaluates the financial resources of the borrower on a regular basis, to make sure Shandong Ruitai has the capability to pay back these loans.

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

The following is a summary of due from Shandong Ruitai:

	June 30,	December 31,
	2008	2007
	(unaudited)
Due from Shandong Ruitai-current portion	$3,884,874	$4,448,878
Due from Shandong Ruitai-long-term portion	10,380,715	10,380,715
Total due from Shandong Ruitai	$14,265,589	$14,829,593

Imputed interest income recognized from due from Shangdong Ruitai amounted to $502,282 and $0 for the six months ended June 30, 2008 and 2007.

While the current portion of the loans to Shandong Ruitai decreased from $4,448,878 at December 31, 2007 to $3,884,874 at June 30, 2008, the amount increased by $3,705,689 as compared to $179,185 at March 31, 2008. This increase was primarily attributable to the extra fund that Shandong Ruitai borrowed to purchase coal for its electricity generation plant due to the increase in coal price. The Management believes Shandong Ruitai is operating in good condition and has the capacity to payback the current portion of the loans as it promised.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $83,915 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Land use right transaction

On October 25, 2006, the Company purchase the use right of a piece of land, approximately 36 acre, located in Wenyang County, Shandong Province, from its majority shareholder, Shandong Ruitai, for $3,352,840.  The local government approved the transaction and certified that the purchase price is at the fair market value.  The consideration has been paid to the seller, and the title transfer is under going.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.

Note 15-PRC INCOME TAX

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

Note 16-WARRANT

During March 2008 the Company engaged a consultant to conduct a program of investor relations activities, for a primary period of twelve months ended February 28, 2009, and continue on a month-to-month basis thereafter upon mutual consent.  The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company's restricted common stock at a price of $3.05 per share.  The warrant has a term of four (4) years and is vested 50% on March 1,

2008 and 50% on September 30, 2008.    The Management valued the warrant at $1.16 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $174,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$2.90	$4.00	4.0 years	2.00%	51%

Risk free interest rate: Current interest rate of short-dated government bonds such as discount rate on U.S. Government Treasury Bills with 30 days left until maturity.

Volatility: 51% is the volatility of our common stock price October 9, 2007 through March 3, 2008, which is the only available period for our common stocks price quoted in the OTCBB.

Warrant costs charged to operation for the six months ended June 30, 2008 and 2007 were $58,000 and $0, respectively.

On May 19, 2008, the Company engaged a consultant to as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail.  One of the compensation to the consultant is to issue the consultant a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share.  The warrant has a term of five (5) years and was issued on May 19, 2008.    The Management valued the warrant at $1.84 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$4.00	$4.00	5.0 years	2.00%	51%

Risk free interest rate: Current interest rate of short-dated government bonds such as discount rate on U.S. Government Treasury Bills with 30 days left until maturity.

Volatility: 51% is the volatility of our common stock price October 9, 2007 through May 19, 2008, which is the only available period for our common stocks price quoted in the OTCBB.

Warrant costs charged to operation for the six months ended June 30, 2008 and 2007 were $42,933 and $0, respectively.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

	For the three Months Ended		For the six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Income for basic and
diluted earnings per share	$1,048,831	$1,641,218	$2,250,616	$2,748,579

Weighted average shares
used in basic computation	26,000,000	22,645,348	26,000,000	22,645,348

Effect of dilutive securities:
Warrants	165,110	-	95,330	-
Weighted average shares
used in diluted computation	26,165,110	22,645,348	26,095,330	22,645,348

Earnings per share:

Basic	$0.04	$0.07	$0.09	$0.12

Diluted	$0.04	$0.07	$0.09	$0.12

Note 18- SEGMENT REPORTING

The major products consist of following:

		For the Six Months Ended
		June 30,
		2008	2007
	Revenue
1	Methyl Cellulose (MC)	2,174,326	2,689,241
2	Hydroxypropyl Methyl Cellulose (HPMC)	14,356,449	10,918,708
3	Hydroxypropyl Cellulose (HPC)	109,977	179,319
4	Ethyl Cellulose (EC)	981,889	1,046,436
5	Hydroxyethyl Cellulose (HEC)	569,311	637,924
6	HEMC	187,548	161,818
7	Hydroxypropyl Cellulose (HPC)	4,342	22,880
8	HP	121,210	64,898
9	Microcrystalline Cellulose (MCC)	28,916	19,409
10	CMC	69,661	6,043
11	Film Coating Pre-Mixed Reagent.	365,831	324,081
12	Raw materials	276,479	517,706

	Cost of Sales

1	Methyl Cellulose (MC)	1,773,444	1,901,429
2	Hydroxypropyl Methyl Cellulose (HPMC)	9,813,530	6,691,187
3	Hydroxypropyl Cellulose (HPC)	40,701	77,253
4	Ethyl Cellulose (EC)	613,526	550,168
5	Hydroxyethyl Cellulose (HEC)	533,406	543,612
6	HEMC	154,466	117,359
7	Hydroxypropyl Cellulose (HPC)	4,547	7,951
8	HP	47,010	24,319
9	Microcrystalline Cellulose (MCC)	23,699	18,591
10	CMC	103,576	52
11	Film Coating Pre-Mixed Reagent.	103,096	104,490
12	Raw materials	285,329	516,737

	Gross Profit

1	Methyl Cellulose (MC)	400,882	787,812
2	Hydroxypropyl Methyl Cellulose (HPMC)	4,542,919	4,227,521
3	Hydroxypropyl Cellulose (HPC)	69,276	102,066
4	Ethyl Cellulose (EC)	368,363	496,268
5	Hydroxyethyl Cellulose (HEC)	35,905	94,312
6	HEMC	33,082	44,459
7	Hydroxypropyl Cellulose (HPC)	(205)	14,929
8	HP	74,200	40,579
9	Microcrystalline Cellulose (MCC)	5,217	818
10	CMC	(33,915)	5,991
11	Film Coating Pre-Mixed Reagent.	262,735	219,591
12	Raw materials	(8,850)	969

Geographic Areas Information

While all of the Company’s assets are located in the PRC, the Company sales products to customers located in the United States, Finland, and other countries, as summarized in the following:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008		2007
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	14,176,934	73.66%	14,183,157	85.50%

United States	1,200,693	6.24%	237,867	1.43%
Finland	1,580,102	8.21%	1,046,947	6.31%
Other Countries	2,288,210	11.89%	1,120,492	6.75%
Total	19,245,939	100.00%	16,588,463	100.00%

Major Customers

The Company has a diversified customer base.  There was one major customer who made sales over 5% of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008		2007
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

Customer A	1,580,102	8.21%	1,046,947	6.31%
Total	1,580,102	8.21%	1,046,947	6.31%

Note 19- ASSET RETIREMENT OBLIGATIONS

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

Note 20- COMMITMENTS AND CONTINGENCIES

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of June 30, 2008:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By

Shangdong Lulong Group Co., Ltd.	Feicheng Branch of Agriculture Bank	$1,367,200	11/23/2007-11/23/2008	10.026‰	The Company
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008-05/13/2009	7.47‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	09/19/2007-9/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/19/2007-10/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2011	8.32938‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰

	Total	$7,772,848

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2008 Compared to the Three Month Period Ended June 30, 2007

Revenue

Revenue.  During the three month period ended June 30, 2008, the Company had revenues of $9,823,948 as compared to revenues of $9,617,588 during the three month period ended June 30, 2007, an increase of $206,360, or approximately 2.1%.  During the three month period ended June 30, 2008, the Company sold approximately 1,630 metric tons of cellulose ether products in 11 categories, as compared to 1,802 metric tons of cellulose ether products during the three month period ended June 30, 2007.  Additionally, during the three month period ended June 30, 2008, HPMC continued to be the Company’s best-selling product accounting for approximately 76% of the Company’s total revenues.  During the three month period ended June 30, 2008, the Company exported approximately 480 metric tons of cellulose ether products to markets in the United States, Europe, India, Japan, and South East Asia, as compared to 404 metric tons in exports during the three month period ended June 30, 2007.  The small increase in sales is attributable in part to severe weather conditions, and in part to decreased demand as a result of rising prices.  The Company is focused on increasing sales of higher margin products and sales to export markets.

Cost of Sales.  During the three month period ended June 30, 2008, the Company’s cost of sales was $7,084,546, as compared to cost of sales of $6,132,424 for the three month period ended June 30, 2007, an increase of $952,122, or approximately 15.5%. This increase in cost of sales experienced by the Company was primarily attributable to an increase in the price of raw materials that the Company uses for its manufacturing.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $388,922 for the three month period ended June 30, 2008, as compared to $466,931 for the three month period ended June 30, 2007, a decrease of $78,009, or approximately 16.7%.  This decrease is primarily attributable to the decrease in the traveling expenses as the Company ceased reimbursing  its sales staffs’ traveling expenses.

General and Administrative Expenses.  General and administrative expenses totaled $669,534 for the three month period ended June 30, 2008, as compared to $327,112 for the three month period ended June 30, 2007, an increase of $342,422 or approximately 105%.  This increase is primarily attributable to an increase in consultant fees and office expenses for the three month period ended June 30, 2008.  The Company engaged two consultants, one to act as its investor relations advisor, and another to act as its investment banker for its financing activities.

Income From Operations

For the three month period ended June 30, 2008, the Company had income from operations in the amount of $1,680,946 as compared to income from operations of $2,691,121 for the three month period ended June 30, 2007, a decrease of $1,010,175, or approximately 38%.  The decrease in income from operations experienced by the Company was primarily attributable to the increase in the costs of goods sold and consultant fees.

Interest Expense

For the three month period ended June 30, 2008, the Company incurred interest expense in the amount of $572,666, as compared to interest expense of $394,665 for the three month period ended June 30, 2007, an increase of $178,001, or approximately 45%. The increase in interest expense incurred by the Company resulted from increases in interest expenses on bank loans.  The interest expenses on bank loans increased from $250,836 for the three months ended June 30, 2007 to $462,548 for the three months ended June 30, 2008, an increase of $211,712, or 84%.  For the same period, the interest expenses on discount on bank check decrease from $84,157 to $51,571, a decrease of $32,586, or 38%.

Net Income

The Company had a net income of $1,048,831 for the three month period ended June 30, 2008 as compared to $1,641,218 for the three month period ended June 30, 2007, a decrease of $592,387 or approximately 36%.  The decrease in net income is attributable to the fact that the Company experienced a limited increase in revenue, while at the same time it experienced a significant increase in the cost of sales, as a result of higher raw materials and energy costs.

Results of Operations for the Six Month Period Ended June 30, 2008 Compared to the Six Month Period Ended June 30, 2007

Revenue

Revenue.  During the six month period ended June 30, 2008, the Company had revenues of $19,245,939 as compared to revenues of $16,588,463 during the six month period ended June 30, 2007, an increase of $2,657,476 approximately 16%. The increase in revenue experienced by the Company was primarily attributable to the following factors: i) Changes in Sales Price – the price per ton of cellulose ether increased from the six month period ended June 30, 2007 to the six month period ended June 30, 2008.  For the six month period ended June 30, 2008, the average sales price of one ton of cellulose ether was $6,167, as compared to an average sales price of $5,431per ton for the six month period ended June 30, 2007, an increase of $736 per ton, or approximately 13%; and ii) Changes in Exchange Rates – in addition to the foregoing, some of the growth in the Company’s revenue was attributable to changes in the foreign exchange rate, which increased from 7.73 RMB to $1.00 USD in the six months ended June 30, 2007 to 7.07 RMB to $1.00 USD in the six months ended June 30, 2008, or approximately 8.5%.

Cost of Sales.  During the six month period ended June 30, 2008, the Company’s cost of sales was $13,496,330, as compared to costs of sales of $10,553,148 for the six month period ended June 30, 2007, an increase of $2,943,182, or approximately 28%. This increase in cost of sales experienced by the Company was primarily attributable to the increase in sales volume experienced by the Company as discussed above, and an increase in the price of raw materials that the Company uses for its manufacturing.  For the six months ended June 30, 2008 the price of raw materials utilized by the Company was $3,308 per ton, as compared to $2,424 per ton for the six month period ended June 30, 2007, an increase of $884, or approximately 36%.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $863,812 for the six month period ended June 30, 2008 as compared to $997,371 for the six month period ended June 30, 2007, a decrease of $133,559, or approximately 13%. This minor decrease is primarily attributable to the decrease in the traveling expenses as the Company ceased reimbursing the sales staffs’ traveling expenses, which was offset by the increase in sales commission due to the increase in the amount of the Company’s sales.

General and Administrative Expenses.  General and administrative expenses totaled $1,358,868 for the six month period ended June 30, 2008, as compared to $577,909 for the six month period ended June 30, 2007, an increase of $780,959, or approximately 135%. This increase is primarily attributable to an increase in payroll and consultant fees.  The payroll increased from $94,336 for the six months ended June 30, 2007 to $272,774 for the six months ended June 30, 2008, an increase of $178,438, or approximately 189%, due to the increase in pay rate.  We engaged two consultants to act as our investor relations advisor and investment banker for our financial activities. We incurred expenses for compensation paid to these consultants, as well expenses for reimbursing their out-of-pocket expenses, totaling approximately $550,000.

Income From Operations

For the six month period ended June 30, 2008, the Company had income from operations in the amount of $3,526,929 as compared to income from operations of $4,460,035 for the six month period ended June 30, 2007, a decrease of $933,106, or approximately 21%. The decrease in income from operations experienced by the Company was primarily attributable to the increase in costs of goods sold and consultant fees

Interest Income

For the six month period ended June 30, 2008, the Company recorded  interest income in the amount of $720,997, as compared to interest income of $95,578 for the six month period ended June 30, 2007, an increase of $625,419, or approximately 654%. The increase in interest income incurred by the Company was primarily attributable to the interest income from the loans to a related party, Shandong Ruitai, which amounted to $502,282 for the six months ended June 30, 2008, as compared to none in the six months ended June 30, 2007.

Interest Expense

For the six month period ended June 30, 2008, the Company incurred interest expense in the amount of $1,225,020, as compared to interest expense of $686,441 for the six month period ended June 30, 2007, an increase of $538,579, or approximately 78.5%. The increase in interest expense incurred by the Company resulted from increase in interest expenses on bank loans and discount on bank checks received from customers.  The interest expenses on bank loans increased by $408,185, or 92%.  The increase in interest on bank loans was primarily a result of an increase of interest rates and average outstanding bank loans.  The interest rate increased from an average monthly interest rate of 6.12% for the six months ended June 30, 2007 to an average monthly interest rate of 7.23% for the six months ended June 30, 2008, an increase of approximately 1.01%.  Our average outstanding bank loans increased from $15,861,000 for the six months ended June 30, 2007 to $21,965,000 for the six months ended June 30, 2008, an increase of $6,104,000, or approximately 38%. Our interest expenses on discount on bank checks increased from $100,820 in six months ended June 30, 2007 to $245,030 in the six months ended June 30, 2008, an increase of $144,210, or approximately 143%.  The increase in our interest expenses was due to the increase in amount of bank checks discounted as we needed additional cash resources for our business operations.

Net Income

The Company had a net income of $2,269,273 for the six month period ended June 30, 2008 as compared to $2,748,579 for the six month period ended June 30, 2007, a decrease of $479,306 or approximately 17.4%.  The decrease in net income is attributable to an increase in cost of goods sold, as a result of increased prices for raw materials and energy costs, consultant fees, and interest expenses during the six month period ended June 30, 2008.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of June 30, 2008, our unaudited balance sheet  reflects that we have: i) total current assets of $45,523,357, as compared to total current assets of $37,787,747 at December 31, 2007, an increase of $7,735,610 or approximately 20.5%; and ii) total assets of $74,586,386, as of June 30, 2008, compared to $65,165,337 as of December 31, 2007, an increase of $9,421,049 or approximately 14.5%    The Company’s total assets increased substantially due to increases that the Company experienced in cash and cash equivalents, accounts receivable, inventory, restricted cash, and property and equipment, all of which are discussed below.

Cash and Cash Equivalents.  As of June 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $5,563,312, as compared to $4,166,713 at December 31, 2007, an increase of $1,396,599, approximately 33.5%.  The increase in the Company’s cash and cash equivalents from 2007 to 2008 was primarily attributable to the bank loans that we obtained at the end of June 2008 and we put in our bank accounts.

Accounts Receivable.  As of June 30, 2008, our unaudited balance sheet reflects that we have accounts receivable of $4,612,199, as compared to accounts receivable of $3,053,295 at December 31, 2007, an increase of $1,558,904, or approximately 51%.  The increase in the Company’s accounts receivable from 2007 to 2008 was primarily attributable to facts that we experienced an increase in our client base and we extended credit to our new clients.

Inventory. As of June 30, 2008, the Company had Inventories of $10,470,396, as compared to inventories of $6,656,028 as of December 31, 2007, $3,814,368 an increase of approximately 57%. The increase in inventories from 2007 to 2008 was attributable to following factors: i) while we increased our production capacity, the sales did not increase as we planned due to a general slowdown of the PRC’s economy. Therefore, we increased finished goods by approximately 580 tons, or $2,300,000; and ii) due to the occasional lack of the required power to operate our production facilities, we had to cease production periodically every month.  As a result, we increased our inventory of raw materials by approximately 390 tons, or $1,383,163 in work-in-progress.  The occasional power outages  were the result of energy restrictions imposed by the Chinese government to avoid power outages during the Olympic Games.  Once the restrictions have been lifted, the Management plans to increase utilization beyond the current level of 80%.

Restricted Cash. As of June 30, 2008, the Company has Restricted Cash of $16,160,399 as compared to Restricted Cash of $14,738,564 as of December 31, 2007, an increase of $1,421,835, or approximately 9.6%. The increase in Restricted Cash from primarily attributable to the increase in the bank checks and commercial paper that we took out from banks.  Additionally, the banks required more compensation balance to secure such financial instruments.

Property and Equipment. As of June 30, 2008, our unaudited balance sheet reflects that we have property and equipment of $12,671,491, as compared to property and equipment of $11,306,271 at December 31, 2007, an increase of $1,365,220, or approximately 12.1%.  The increase in the Company’s property and equipment from 2007 to 2008 was primarily attributable to additions made to our production equipment and changes in the foreign exchange rate, which increased from 7.31 RMB to $1.00 USD as of December 31, 2007 to 6.87 RMB to $1.00 USD as of June 30, 2008, or an increase of RMB 0.44, or approximately 6%

Total Current Liabilities

As of June 30, 2008, our unaudited balance sheet reflects that we have total current liabilities of $61,710,425, as compared to total current liabilities of $55,361,171 at December 31, 2007, an increase of $6,349,254, or approximately 11.5%.  The increase in the Company’s total current liabilities from 2007 to 2008 was primarily attributable to changes in the Company’s bank loan, which increased by $2,695,819 from 2007 to 2008, and the Company’s Bank checks payable which increased by $3,406,628 from 2007 to 2008.

Bank Loans.  As of June 30, 2008, our unaudited balance sheet reflects that we have a bank loan of $21,965,136, as compared to a bank loan of $19,269,317 as of December 31, 2007, an increase of $2,695,819, or approximately 14%.  The increase in our bank loan was attributable to additional funds that we needed to borrow to purchase fixed assets and raw materials due to our increased production capacity in the six months June 30, 2008. The unit price of raw materials also increased.

Bank Checks Payable.  As of June 30, 2008, our unaudited balance sheet reflects that we have a bank checks payable of $25,466,400, as compared to a bank checks payable of $22,059,772 as of December 31, 2007, an increase of $3,406,628, or approximately 15%.  The increase in our bank check payable was attributable to additional funds that we needed to take out in the form of bank checks and commercial paper to pay our raw material suppliers due to increase in unit price and our increased production capacity.

Operating Activities

Net Cash of $(420,569) was used by operating activities during the period ended June 30, 2008, compared to net cash provided by operating activities of $2,843,650 during the period ended June 30, 2008.  The change in net cash provided by our operating activities was primarily attributable to an increase in inventory.

Investing Activities

During the period ended June 30, 2008, the net cash provided by investing activities was $221,688, as compared to net cash used in investing activities of $(4,578,266) for the period ended June 30, 2007.  The change in net cash used in investing activities was primarily attributable to the payback of loans, $1,475,634 to a related party, Shandong Ruitai in the six months ended June 2008, as compared to making loans of $2,536,255 to the same party in the six months ended June 30, 2007.

Financing Activities

During the period ended June 30, 2008, the net cash provided by financing activities was $1,339,092, as compared to net cash used in financing activities of $(2,459,251) for the period ended June 30, 2007.  The change in net cash provided by financing activities was primarily attributable to the increase of $1,413,902 in our bank loans in the six months ended June 30, 2007.

Recent Events

On July 30, 2008, the Company successfully completed a pilot test for its newest product, biopolysaccharide, a water-soluble and viscous polysaccharide that can be made into film and fiber and applied as a functional additive in various products, such as medicine capsules, food, and food wrapping films. The Company’s new two-story 4000-square meter plant, which will be capable of producing 100 tons of biopolysaccharide per year, is currently under construction. Management expects to begin mass production in the fourth quarter of 2008 and estimates a selling price for biopolysaccharide of RMB 200,000 (USD $29,300) per ton. In addition to biopolysaccharide, the Company plans to produce new products that are still in development. The Company also plans to further improve the quality of its products and increase awareness of the “RUTOCEL” brand for the export market by participating in international exhibitions in the U.S. and in Europe.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During March 2008, the Company engaged a consultant to conduct a program of investor relations activities for a primary period of twelve months ending on February 28, 2009, and continuing on a month-to-month basis thereafter upon mutual consent.  The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company's restricted common stock at a price of $3.05 per share.  The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008.  The shares of common stock underlying the aforementioned warrants were not registered under the Securities Act in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act. No underwriters were used, nor were any brokerage commissions paid in connection with the warrants.

On May 19, 2008, the Company engaged a consultant to as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail.  Part of the compensation to the consultant was the issuance of a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share.  The warrant has a term of five (5) years and was issued on May 19, 2008.  The shares of common stock underlying the aforementioned warrants were not registered under the Securities Act in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act. No underwriters were used, nor were any brokerage commissions paid in connection with the warrants.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

The information reported in Item 2 was not previously disclosed in a Form 8-K; in lieu of such filing, the information is being disclosed in this Form 10-Q.  The information reported in Item 2 is hereby incorporated by reference.

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

Date: August 14, 2008

By: /s/ Gang Ma, Chief Financial Officer

Date: August 14, 2008