Form 10KSB/A
period 2007-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-09-25
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

This Form 10-KSB/A amends and supplants Part II Item 8A(T) of both the Form 10-KSB filed on April 15, 2008, and the Form 10-KSB/A filed on August 7, 2008 by China RuiTai International Holdings Co., Ltd., a Delaware corporation.

ITEM 8A(T).    CONTROLS AND PROCEDURES.

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

In connection with the preparation and filing of the Form 10-KSB for the fiscal year ended December 31, 2007, the Company inadvertently failed to disclose the information required by Item 308T of Regulation S-B regarding management’s annual report on internal control over financial reporting.  Based upon the Company’s failure to include the disclosures required by Item 308T, we determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  Our plan to remediate the foregoing problem with our disclosure controls and procedures which existed as of December 31, 2007 is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations, and respond accordingly.

Management has subsequently filed its annual report on internal control over financial reporting; as a result, management believes that our disclosure controls and procedures are effective as of the date of the filing of this amended Annual Report on Form 10-KSB.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this amended Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the principal executive officer and principal financial officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the principal executive officer and principal financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB/A.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

By:  /S/ Dian Min Ma

Dian Min Ma, Principal Executive Officer

Date:  September 25, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dian Min Ma

Dian Min Ma, Principal Executive Officer

Date:

September 25, 2008

By:  /S/ Gang Ma

Gang Ma, Principal Financial Officer

Date: September 25, 2008

By:  /S/ Gang Ma

Gang Ma, Principal Accounting Officer

Date: September 25, 2008

By:  /S/ Dian Min Ma

Dian Min Ma, Director

Date: September 25, 2008

By:  /S/ Xing Fu Lu

Xing Fu Lu, Director

Date: September 25, 2008

4