Form 10-Q
period 2008-09-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2008-11-19
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 26,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of China RuiTai International Holdings Co., Ltd., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended December 31, 2007.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-28

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,594,347	$4,166,713
Bank checks and commercial paper	1,732,239	621,204
Accounts receivable, net (Note 5)	6,692,191	3,053,295
Due from unaffiliated suppliers (Note 6)	656,669	1,112,948
Prepaid expenses (Note 7)	2,884,607	2,876,820
Inventory (Note 8)	8,609,951	6,656,028
Advance to employees (Note 14)	251,306	113,297
Restricted cash (Note 11)	22,815,131	14,738,564
Due from a related party-current portion (Note 14)	11,712,980	4,448,878
Total current assets	59,950,021	37,787,747

Property and Equipment, net (Note 9)	13,115,405	11,306,271

Land use right, net (Note 10)	5,112,045	4,859,620

Long-term investment	886,639	830,984

Due from a related party (Note 14)	10,380,715	10,380,715

Total Assets	$89,444,825	$65,165,337

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$23,477,413	$19,269,317
Bank checks payable (Note 12)	35,885,692	22,059,772
Accounts payable and accrued expenses	6,482,079	7,657,437
Taxes payable	5,074,824	3,560,918
Deferred revenue	1,042,918	737,027
Due to employees (Note 14)	1,795,925	1,265,898
Employee security deposit	955,918	810,802
Total Current Liabilities	74,714,769	55,361,171

Minority Interest	144,927	98,053

Shareholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized,
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	26,000	26,000
Additional paid-in capital	2,908,171	2,366,171
Unamortized contractual services costs	(303,522)	-
Statutory Reserves	1,042,355	1,042,355
Retained earnings	9,609,338	5,700,875
Accumulated other comprehensive income	1,302,787	570,712
Shareholders' Equity	14,585,129	9,706,113
Total Liabilities and Shareholders' Equity	$89,444,825	$65,165,337

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$12,716,798	$12,474,708	$31,962,737	$29,063,171
Costs of Sales	8,678,426	9,702,507	22,174,756	20,255,655
Gross Profit	4,038,372	2,772,201	9,787,981	8,807,516

Operating Expenses

Selling expenses
Sales commission	149,493	208,143	474,407	441,182
Freight-out	289,765	239,926	670,688	700,368
Adverting	16,262	146,505	33,695	176,655
Travel and entertainment	23,618	39,545	86,704	220,485
Other selling expenses	24,330	61,831	101,786	154,631
Total selling expenses	503,468	695,950	1,367,280	1,693,321

General and administrative expenses
Payroll and employees benefits	119,775	102,588	392,549	196,924
Insurance	7,937	1,790	171,765	152,917
Consultant fees	167,398	-	455,122	-
Office expenses	194,206	429,295	472,081	560,701
Taxes	71,258	43,793	175,017	91,113

Travel and entertainment	50,303	41,836	202,985	144,212
Other general and administrative	105,506	86,784	213,548	138,128
Total General and Administrative Expenses	716,383	706,086	2,083,067	1,283,995

Total Operating Expenses	1,219,851	1,402,036	3,450,347	2,977,316

Income (Loss) from Operation	2,818,521	1,370,165	6,337,634	5,830,200

Other Income (Expense)
Interest income	461,173	69,894	1,182,170	165,469

Interest expense	(1,052,253)	(425,346)	(2,234,495)	(1,111,787)
Government subsidies	171,885	-	171,885	-
Gain (Loss) on foreign currency transactions	(168,111)	-	(203,073)	-
Other income (expense)	1,576	5,490	9,801	102,525
Total other income (expense)	(585,730)	(349,962)	(1,073,712)	(843,793)

Income (Loss) before Provision
Income Tax and Minority Interest	2,232,791	1,020,203	5,263,922	4,986,407

Provision for Income Tax	558,198	306,061	1,315,980	1,495,923

Income before Minority Interest	1,674,593	714,142	3,947,942	3,490,484

Minority Interest	(16,746)	(7,142)	(39,479)	(34,905)

Net Income	1657,847	707,000	3,908,463	3,455,579

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	41,539	98,036	732,075	235,723

Comprehensive Income (Loss)	$1,699,386	$805,036	$4,640,538	$3,691,302

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$3,908,463	$3,455,579
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	39,479	34,905
Depreciation	503,881	516,217
Amortization of land use rights	51,444	71,407
Amortization of contractual service costs	238,478	-
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	(1,047,463)	(1,173,564)
(Increase)/Decrease in accounts receivable	(3,364,446)	(3,824,094)
(Increase)/Decrease in prepaid expenses	181,090	(514,684)
(Increase)/Decrease in inventory	(1,477,159)	1,029,972
(Increase)/Decrease in advance to employees	(127,742)	(818,838)
Increase/(Decrease) in accounts payable
and accrued expenses	(1,653,536)	2,114,397
Increase/(Decrease) in bank checks payable	12,094,828	3,561,271
Increase/(Decrease) in taxes payable	1,249,217	1,372,311
Increase/(Decrease) in deferred revenue	251,260	1,708,351
Increase/(Decrease) in employee security deposit	88,947	76,544
Net cash provided (used) by operating activities	10,936,740	7,609,774

Investing Activities

Purchase of fixed assets	(1,753,506)	(4,605,079)
Loans to unaffiliated suppliers	-	(538,773)
Payback of loans to unaffiliated suppliers	519,915	-
Loans to a related party	(6,142,086)	(5,504,763)
Net cash (used) by investing activities	(7,375,677)	(10,648,615)

Financing Activities

Bank loans	2,857,610	2,538,231
Decrease (Increase) in restricted cash to secure bank checks	(6,943,834)	(2,333,959)
Loans from employees	436,098
Payback of loans from employees	-	(276,074)
Net cash provided (used) by financing activities	(3,650,126)	(71,802)

Increase (decrease) in cash	(89,063)	(3,110,643)
Effects of exchange rates on cash	516,697	52,610
Cash at beginning of period	4,166,713	6,286,289
Cash at end of period	$4,594,347	$3,228,256

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$2,307,952	$996,717
Income taxes	$394,386	$600,832

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

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

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”) a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”).  Pursuant to the terms of the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, thereby causing Pacific Capital Group and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn”), a Chinese limited liability company, to become wholly-owned and majority owned-subsidiaries, respectively of the Company. The parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

The Share Exchange was being accounted for as a “reverse merger,” since the stockholders of Pacific Capital Group own a majority of the outstanding shares of the Company’s common stock immediately following the Share Exchange.  Pacific Capital Group is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Pacific Capital Group and its subsidiary and will be recorded at the historical cost basis.  After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both China Ruitai and Pacific Capital Group, the historical operations of Pacific Capital Group and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,302,787 as of September 30, 2008, and $570,712 as of December 31, 2007.  The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007 were 7.00 RMB and 7.68 RMB, respectively.

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the nine months ended September 30, 2008 and 2007, respectively.  Dividend income on these investments is recorded when received. There were no dividend received in the nine months ended September 30, 2008 and 2007, respectively.  The Company may sell these investments back to the bank at the book value.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.  A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $171,885 for the nine months ended September 30, 2008.  The Company did not recognize government subsidy revenue for the nine months ended September 30, 2007.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The Research and development cost was immaterial for the Company in the nine months ended September 30, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $33,695 and $176,655 for the nine months ended December 31, 2007 and 2006, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $55,643, and $65,454 for the nine months ended September 30, 2008 and 2007, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprise is no more required to make appropriation to the statutory public welfare fund. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP.  Accordingly, the Company made no appropriations for the nine months ended September 30, 2008 and 2007, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2007.  However, there are 350,000 shares of warrants issued and outstanding as of September 30, 2008, as more fully disclosed in Note 17.

Recent Accounting Pronouncements

On June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

Note 5- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$8,120,750	$4,397,598
Less: Allowance for doubtful accounts	(1,427,959)	(1,344,303)
Accounts receivable, net	$6,692,791	$3,053,295

Bad debt expense charged to operations was $43,761 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Feicheng Kaiyuan Chemicals Co., Ltd.	$127,350	$169,533
Fencheng Sanying Spin and Weave Co., Ltd.	-	150,392
Shangdong Taipeng Shiye Co., Ltd.	-	273,440
Shangdong Jinzhengyuan Co., Ltd.	-	66,993
Fengcheng Yingbo Food Co., Ltd.	291,754	273,440
Taian Dongyue Co., Ltd.	145,877	136,720
Other companies	91,688	42,430
	$656,669	$1,112,948

Note 7- PREPAID EXPENSES

Prepaid expenses consist of following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Machinery and parts	$479,108	$366,753
Raw materials and supplies	1,873,839	2,146,958
Packing and supply materials	415,042	300,665
Freight-out	3,674	5,196
Adverting	5,139	6,457
Consultancy fees	61,559	205
Office expenses	8,375	27,344
Utility	37,871	23,242
	$2,884,607	$2,876,820

Note 8- INVENTORIES

Inventories consist of following:

September 30,	December 31,
2008	2007
(unaudited)

Finished goods	$4,078,482	$4,414,633
Work-in-progress	1,832,325	-
Raw materials	2,584,938	2,157,685
Supplies and packing materials	114,206	83,710
	$8,609,951	$6,656,028

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2008	2007
	(unaudited)

Building and warehouses	$4,624,551	$4,209,954
Machinery and equipment	8,564,089	6,699,636
Office equipment and furniture	63,586	53,175
Motor vehicles	453,644	425,169
	13,705,870	11,387,934

Less: Accumulated depreciation	(3,927,674)	(2,989,099)

Add: Construction in progress	3,337,209	2,907,436

Total	$13,115,405	$11,306,271

Depreciation expense charged to operations was $778,021 and $516,217 for the nine months ended September 30, 2008 and 2007, respectively.

Note 10- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	September 30,	December 31,
	2008	2007
	(unaudited)

Land use right	$5,395,826	$5,050,290
Less: Amortization	(283,781)	(190,670)
Land use right, net	$5,112,045	$4,859,620

Amortization expense charged to operations was $77,957 and $71,407 for the nine months ended September 30, 2008 and 2007, respectively.

Note 11- RESTRICTED CASH

Restricted cash consists of following:

	September 30,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$4,376,304	$2,734,400
Feicheng Branch of Bank of China	3,063,413	1,503,920
Wenyang Branch of Agriculture Bank	3,501,043	1,640,788
Wenyang Credit Bank	3,851,147	4,757,856
Feicheng Branch of Construction Bank	-	1,367,200
Feicheng Branch of Transportation Bank	2,188,152	2,734,400
Jinan Wendong Branch of Shenzhen Development Bank	5,835,072	-
	$22,815,131	$14,738,564

Note 12- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	September 30,	December 31,
Financial Institutions	2008	2007
	(unaudited)

Feicheng Branch of Bank of China	$6,126,825	$3,007,840
Feicheng Branch of Transportation Bank	4,376,304	4,101,600
Wenyang Credit Bank	6,418,579	7,929,760
Jinan Branch of Shanghai Pudong Development Bank	4,376,304	2,734,400
Feicheng Branch of Construction Bank	-	1,551,772
Wenyang Branch of Agriculture Bank	5,835,072	2,734,400
Jinan Wendong Branch of Shenzhen Development Bank	8,752,608	-
	$35,885,692	$22,059,772

Note 13- BANK LOANS

Bank loans consist of the following as of September 30, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,630	02/28/2008- 01/27/2009	7.47‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,458,768	02/28/2008- 02/27/2009	7.47‰
Feicheng Branch of Bank of China	700,209	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	612,683	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	875,261	03/26/2008- 03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,458,768	04/24/2008- 04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,138	05/25/2008- 05/24/2009	6.8475‰
Feicheng Branch of Bank of China	1,312,891	06/03/2008- 06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,458,768	12/20/2007- 11/19/2008	8.019‰
Taian Branch of Transportation Bank	729,384	07/28/2008- 01/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,261	05/28/2008- 05/28/2009	6.225‰	Shandong Ruifu Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,777	01/31/2008- 01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,499	01/30/2008- 01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,458,768	01/29/2008- 01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,917,536	08/12/2008- 08/12/2009	6.8475‰	Shangdong Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,458,768	08/01/2008- 08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,458,768	11/23/2007- 11/23/2008	8.748‰
Wenyang Branch of Agriculture Bank	1,458,768	12/23/2007- 11/24/2008	8.964‰	Feicheng Shuolide Co., Ltd.
Wenyang Branch of Agriculture Bank	1,458,768	01/24/2008- 01/22/2009	8.0925‰	Shangdong Ashide Chemicals Co., Ltd.

Total	$23,477,413

Interest expense charged to operations for these bank loans was $1,341,448 for the nine months ended September 30, 2008. The weighted-average outstanding bank loan balance is $22,089,027; and the weighted-average monthly interest rate is 6.66‰.

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

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans.  Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

The following is a summary of due from Shandong Ruitai:

	September 30,	December 31,
	2008	2007
	(unaudited)

Due from Shangdong Ruitai-current portion	$11,712,980	$4,448,878
Due from Shangdong Ruitai-long-term portion	10,380,715	10,380,715
Total due from Shandong Ruitai	$22,093,695	$14,829,593

Imputed interest income recognized from due from Shangdong Ruitai amounted to $813,657 and $0 for the nine months ended September 30, 2008 and 2007.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $112,272 and $18,507 for the nine months ended September 30, 2008 and 2007, respectively.

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

Volatility: 51% is the volatility of our common stock price October 9, 2007 through March 3, 2008, which is the only available period for our common stocks price quoted in the OTCBB at the time when we valued the cost of the warrant.

Warrant costs charged to operation for the nine months ended September 30, 2008 and 2007 were $101,500 and $0, respectively.

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

Volatility: 51% is the volatility of our common stock price October 9, 2007 through May 19, 2008, which is the only available period for our common stocks price quoted in the OTCBB at the time when we valued the cost of the warrant.

Warrant costs charged to operation for the nine months ended September 30, 2008 and 2007 were $136,978 and $0, respectively.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

	For the three Months Ended		For the nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Income for basic and
diluted earnings per share	$1,657,847	$707,000	$3,908,463	$3,455,579

Weighted average shares
used in basic computation	26,000,000	22,645,348	26,000,000	22,645,348

Effect of dilutive securities:
Warrants	275,815	-	199,650	-
Weighted average shares
used in diluted computation	26,275,815	22,645,348	26,199,650	22,645,348

Earnings per share:

Basic	$0.06	$0.03	$0.15	$0.15

Diluted	$0.06	$0.03	$0.15	$0.15

Note 18- SEGMENT REPORTING

The major products consist of following

	For the nine Months Ended
	September 30,
	2008	2007
Revenue

Methyl Cellulose (MC)	3,009,463	5,384,274
Hydroxypropyl Methyl Cellulose (HPMC)	24,889,163	19,315,052
Hydroxypropyl Cellulose (HPC)	246,612	220,472
Ethyl Cellulose (EC)	1,594,100	1,303,810
Hydroxyethyl Cellulose (HEC)	885,181	1,108,169
HEMC	208,662	209,430
Hydroxypropyl Cellulose (HPC)	5,052	67,617
HP	193,049	105,536
Microcrystalline Cellulose (MCC)	41,160	27,412
CMC	100,497	465
Film Coating Pre-Mixed Reagent.	510,406	467,651
Raw materials	279,392	853,283

Cost of Sales

Methyl Cellulose (MC)	2,457,155	3,926,129
Hydroxypropyl Methyl Cellulose (HPMC)	16,914,451	13,465,472
Hydroxypropyl Cellulose (HPC)	113,001	93,670
Ethyl Cellulose (EC)	1,062,007	690,105
Hydroxyethyl Cellulose (HEC)	775,107	868,238
HEMC	171,241	128,231
Hydroxypropyl Cellulose (HPC)	5,330	25,925
HP	72,968	39,724
Microcrystalline Cellulose (MCC)	32,750	26,494
CMC	141,899	364
Film Coating Pre-Mixed Reagent.	140,511	145,533
Raw materials	288,336	845,770

Gross Profit

Methyl Cellulose (MC)	552,308	1,458,145
Hydroxypropyl Methyl Cellulose (HPMC)	7,974,712	5,849,580
Hydroxypropyl Cellulose (HPC)	133,611	126,802
Ethyl Cellulose (EC)	532,093	613,705
Hydroxyethyl Cellulose (HEC)	110,074	239,931
HEMC	37,421	81,199
Hydroxypropyl Cellulose (HPC)	(278)	41,692
HP	120,081	65,812
Microcrystalline Cellulose (MCC)	8,410	918
CMC	(41,402)	101
Film Coating Pre-Mixed Reagent.	369,895	322,118
Raw materials	(8,944)	7,513

Geographic Areas Information

While all of the Company’s assets are located in the PRC, the Company sales products to customers located in the United States, Finland, and other countries, as summarized in the following:

	For the Nine Months Ended September 30,
	2008		2007
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	23,294,747	72.88%	25,260,624	86.92%
United States	2,798,278	8.75%	588,590	2.03%
Finland	1,758,474	5.50%	1,642,883	5.65%
Other Countries	4,111,238	12.86%	1,571,074	5.41%
Total	31,962,737	100.00%	29,063,171	100.00%

Major Customers

The Company has a diversified customer base.  There was one major customer who made sales over 5% of the Company’s total sales as summarized in the following:

	For the Nine Months Ended September 30,
	2008		2007
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

Customer A	1,758,474	5.50%	1,642,883	5.65%
Total	1,758,474	5.50%	1,642,883	5.65%

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2008:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By

Shangdong Lulong Group Co., Ltd.	Feicheng Branch of Agriculture Bank	$1,367,200	11/23/2007- 11/23/2008	10.026‰	The Company
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008- 05/13/2009	7.47‰

Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	09/19/2007- 9/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/19/2007- 10/18/2008	8.748‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2011	8.32938‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰

	Total	$7,772,848

Guaranteed Bank Checks

The Company has guaranteed bank checks for third-party enterprises.  Generally, these companies deposit 40% to 100% of the bank check amount into a restricted bank account, the bank then issues a bank check to these companies or their assignees.  The Company guaranteed on the balance of the bank check amounts.  These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the amount guaranteed, including accrued interest and related fees.

Both these enterprises and the Company are considered good reputation debtors by local banks.  None of the enterprises, for which the Company has guaranteed bank checks, has defaulted on any bank check repayments, and accordingly, the Company has not recorded any liabilities or losses on such guarantees.

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2008:

				Amount in	Amount
	Financial	Bank Check		Restricted	Guaranteed
Borrower	Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,917,536	07/10/2008- 01/10/2009	1,458,768	1,458,768
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,334,029	07/10/2008- 01/10/2009	1,167,014	1,167,014

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, PVC products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which cellulose ether products are used include:  as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.  TaiAn is one of the largest non-ionic cellulose ether producers and exporters in the PRC.

The Chart below depicts the corporate structure of the Registrant. As depicted below, the Registrant owns 100% of the capital stock of Pacific Capital Group and has no other subsidiaries.  Pacific Capital Group owns 99% of the capital stock of TaiAn and has no other subsidiaries. TaiAn has no subsidiaries.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2008 Compared to the Three Month Period Ended September 30, 2007

Revenue

Revenue.  During the three month period ended September 30, 2008, the Company had revenues of $12,716,798 as compared to revenues of $12,474,708 during the three month period ended September 30, 2007, an increase of $242,090, or approximately 1.9%.  This minor increase is primarily attributable to the increase in the exchange rate of the Renminbi (“RMB”), which increased from RMB 7.57 to $1.00 USD for the three months ended September 30, 2007 to RMB 6.85 to $1.00 USD in the same period in 2008.

Additionally, During the three month period ended September 30, 2008, the Company sold approximately 2,047 metric tons of cellulose ether products in 10 categories, as compared to 2,497 metric tons of cellulose ether products in 11 categories during the three month period ended September 30, 2007.  Additionally, during the three month period ended September 30, 2008, HPMC continued to be the Company’s best-selling product accounting for approximately 82.9% of the Company’s total revenues.

Cost of Sales.  During the three month period ended September 30, 2008, the Company’s cost of sales was $8,678,426, as compared to cost of sales of $9,702,507 for the three month period ended September 30, 2007, a decrease of $1,024,081, or approximately 10.6%. This decrease in cost of sales experienced by the Company was primarily attributable to a decrease in the sales volumes as mentioned above.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $503,468 for the three month period ended September 30, 2008, as compared to $695,950 for the three month period ended September 30, 2007, a decrease of $192,482, or approximately 27.6%.  This decrease is primarily attributable to the decrease in adverting expenses.

General and Administrative Expenses.  General and administrative expenses totaled $716,383 for the three month period ended September 30, 2008, as compared to $706,086 for the three month period ended September 30, 2007, a decrease of $10,297 or approximately 1.5%.  This decrease is primarily attributable to a decrease in office expenses, and offset by an increase in consultant fees.

Income From Operations

For the three month period ended September 30, 2008, the Company had income from operations in the amount of $2,818,521 as compared to income from operations of $1,370,165 for the three month period ended September 30, 2007, an increase of $1,448,356, or approximately 105.8%.  The increase in income from operations experienced by the Company was primarily attributable to an increase in gross profit as we focused on increasing sales of higher margin products and sales to export markets. During the three month period ended September 30, 2008, the Company exported approximately 668 metric tons of cellulose ether products to markets in the United States, Europe, India, Japan, and South East Asia, as compared to 364 metric tons in exports during the three month period ended September 30, 2007.

Interest Expense

For the three month period ended September 30, 2008, the Company incurred interest expense in the amount of $1,052,253, as compared to interest expense of $425,346 for the three month period ended September 30, 2007, an increase of $626,907, or approximately 147.4%. The increase in interest expense incurred by the Company resulted from an increase in interest expenses on bank loans and increases in interest expenses on discount on bank checks. The interest expenses on bank loans increased from $340,498 in the nine months ended September 30, 2007 to $492,181, an increase of $151,683.  The interest expenses on discount on bank checks increased from $199,768 for the three months ended September 30, 2007 to $606,742 for the three months ended September 30, 2008, an increase of $406,974.  The interest expenses on discount on bank checks increased as we needed additional cash resources for our business operations.

Net Income

The Company had a net income of $1,657,847 for the three month period ended September 30, 2008 as compared to $707,000 for the three month period ended September 30, 2007, an increase of $950,847 or approximately 134.5%.  The increase in net income is attributable to an increase in gross profit as we focused on increasing sales of higher margin products and sales to export markets.

Results of Operations for the Nine Month Period Ended September 30, 2008 Compared to the Nine Month Period Ended September 30, 2007

Revenue

Revenue.  During the nine month period ended September 30, 2008, the Company had revenues of

$31,962,737 as compared to revenues of $29,063,171 during the nine month period ended September 30, 2007, an increase of $2,899,566, or approximately 10.0%.  The increase in revenue experienced by the Company was primarily attributable to the following factors:

i) Increase in Sales Price - For the nine month period ended September 30, 2008, the average sales price of one ton of cellulose ether was $6,120, as compared to an average sales price of $4,864 per ton for the nine month period ended September 30, 2007, an increase of $1,256 per ton, or approximately 25%.  During the nine month period ended September 30, 2008, the Company sold approximately 5,093 metric tons of cellulose ether products in 11 categories, as compared to 5,698 metric tons of cellulose ether products in 11 categories during the nine month period ended September 30, 2007.  HPMC continued to be the Company’s best-selling product accounting for approximately 78.6% of the Company’s total revenues during the nine month period ended September 30, 2008.  During the nine month period ended September 30, 2008, the Company exported approximately 1,527 metric tons of cellulose ether products to markets in the United States, Europe, India, Japan, and South East Asia, as compared to 955 metric tons in exports during the nine month period ended September 30, 2007, an increase of 572 metric tons; and

ii) Changes in Exchange Rates – the RMB exchange rate increased from 7.68 RMB to $1.00 USD in the nine months ended September 30, 2007 to 7.00 RMB to $1.00 USD in the nine months ended September 30, 2008, an increase of approximately 8.9%.

Cost of Sales.  During the nine month period ended September 30, 2008, the Company’s cost of sales was $22,174,756, as compared to cost of sales of $20,255,655 for the nine month period ended September 30, 2007, an increase of $1,919,101, or approximately 9.5%. This increase in cost of sales was primarily attributable to an increase in the RMB exchange rate as mentioned above.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $1,367,280 for the nine month period ended September 30, 2008, as compared to $1,693,321 for the nine month period ended September 30, 2007, a decrease of $326,041, or approximately 19.2%.  This decrease is primarily attributable to the decrease of 142,960 in the traveling expenses and a decreased of $133,781 in adverting expenses.

General and Administrative Expenses.  General and administrative expenses totaled $2,083,067 for the nine month period ended September 30, 2008, as compared to $1,283,995 for the nine month period ended September 30, 2007, an increase of $799,072 or approximately 62.2%.  This increase is primarily attributable to an increase in payroll and consultant fees.  The payroll increased from $196,924 for the nine months ended September 30, 2007 to $392,549 for the nine months ended September 30, 2008, an increase of $195,625, or approximately 99%, due to the increase in pay rate.  We engaged two consultants to act as our investor relations advisor and investment banker for our financial activities. The consultant fees that we incurred in the nine months ended September 30, 2008 amounted to $455,122, which did not include the consultants’ out-of-pocket expenses,

Income From Operations

For the nine month period ended September 30, 2008, the Company had income from operations in the amount of $6,337,634 as compared to income from operations of $5,830,200 for the nine month period ended September 30, 2007, an increase of $507,434, or approximately 8.7%.  The increase in income from operations was primarily attributable to the increase in RMB exchange rate and sales price.

Interest Expense

For the nine month period ended September 30, 2008, the Company incurred interest expense in the amount of $2,234,495, as compared to interest expense of $1,111,787 for the nine month period ended September 30, 2007, an increase of $1,122,708, or approximately 101.0%. The increase in interest expense incurred by the Company resulted from increase in interest expenses on bank loans and discount on bank checks received from customers.  The interest expenses on bank loans increased by $559,880, which was primarily a result of an increase of interest rates and average outstanding bank loans.  The interest rate increased from an average monthly interest rate of 6.98% for the nine months ended September 30, 2007 to an average monthly interest rate of 8.10% for the nine months ended September 30, 2008, an increase of approximately 1.12%.  Our average outstanding bank loans increased from $17,571,621 for the nine months ended September 30, 2007 to $22,552,446 for the nine months ended September 30, 2008, an increase of $4,517,586.  Our interest expenses on discount on bank checks increased from $300,586 in the nine months ended September 30, 2007 to $851,771 in the nine months ended September 30, 2008, an increase of $551,185.  The increase in our interest expenses was due to the increase in amount of bank checks discounted as we needed additional cash resources for our business operations.

Net Income

The Company had a net income of $3,908,463 for the nine month period ended September 30, 2008 as compared to $3,455,579 for the nine month period ended September 30, 2007, an increase of $452,884 or approximately 13.1%.  The increase in net income is attributable to the increase in sales price and the change in the RMB exchange rate.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of September 30, 2008, our unaudited balance sheet  reflects that we have: i) total current assets of $59,950,021, as compared to total current assets of $37,787,747 at December 31, 2007, an increase of $22,162,274 or approximately 58.6%; and ii) total assets of $89,444,825, as of September 30, 2008, compared to $65,165,337 as of December 31, 2007, an increase of $24,279,488 or approximately 37.2%    The Company’s total assets increased substantially due to increases that the Company experienced in cash and cash equivalents, accounts receivable, inventory, restricted cash, and property and equipment, all of which are discussed below.

Cash and Cash Equivalents.  As of September 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $4,594,347, as compared to $4,166,713 at December 31, 2007, an increase of $427,634, approximately 10.3%.

Accounts Receivable.  As of September 30, 2008, our unaudited balance sheet reflects that we have accounts receivable of $6,692,791, as compared to accounts receivable of $3,053,295 at December 31, 2007, an increase of $3,639,496, or approximately 119.2%.  The increase in the Company’s accounts receivable in 2008 was primarily attributable to the fact that we experienced an increase in our client base and we extended credit to our new clients.

Inventory. As of September 30, 2008, the Company had Inventories of $8,609,951, as compared to inventories of $6,656,028 as of December 31, 2007, an increase of $1,953,923 or approximately 29.4%. The increase in inventories from 2007 to 2008 was attributable to the occasional lack of the required power to operate our production facilities, we had to cease production periodically every month.  As a result, we increased our inventory of raw materials by approximately 518 tons, or $1,832,352 in work-in-progress.  The occasional power outages were the result of energy restrictions imposed by the Chinese government to avoid power outages during the Olympic Games.  When the restrictions were gradually lifted after the Olympic Games, we reduced our work-in-progress to 281 tons at the end of October 2008.

Restricted Cash. As of September 30, 2008, the Company had Restricted Cash of $22,815,131 as compared to Restricted Cash of $14,738,564 as of December 31, 2007, an increase of $8,076,567, or approximately 54.8%. The increase in Restricted Cash was primarily attributable to the increase in the bank checks and commercial paper that we took out from banks.  Additionally, the banks required more compensation balance to secure such financial instruments.

Property and Equipment. As of September 30, 2008, our unaudited balance sheet reflects that we have property and equipment of $13,115,405, as compared to property and equipment of $11,306,271 at December 31, 2007, an increase of $1,809,134, or approximately 16.0%.  The increase in the Company’s property and equipment in 2008 was primarily attributable to additions made to our production equipment and changes in the foreign exchange rate, which increased from 7.31 RMB to $1.00 USD as of December 31, 2007 to 6.85 RMB to $1.00 USD as of September 30, 2008, or an increase of RMB 0.46, or approximately 6.7%.

Due From a Related Party-Current Portion. As of September 30, 2008, due from a related party-current portion amounted to $11,712,980 as compared to $4,448,878 as of December 31, 2007, an increase of $7,264,102, or approximately 163.3%.  These amounts represent loans to Shandong Ruitai Chemicals Co., Ltd. which until March, 2007, was a majority owner of TaiAn.  Prior to making these loans, the Management evaluated the financial resources of the related party, Shandong Ruitai Chemicals Co., Ltd.  As TaiAn became an operating subsidiary of the Company, TaiAn signed a Loan Agreement with Shandong Ruitai Chemicals Co., Ltd. in December 2007, a copy of which was filed as Exhibit 10.7 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on April 15, 2008, and hereby incorporated by reference.  Pursuant to the terms of the Loan Agreement, Shandong Ruitai Chemicals Co., Ltd. is required to pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Additionally, Shandong Ruitai pledged its power plant as collateral for the loans and Mr. Lv, our President, and Mr. Ma, our Chief Executive Officer, have both guaranteed the repayment of the loans.  Pursuant to the terms of the Loan Agreement, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

The following is a summary of due from Shandong Ruitai:

	September 30,	December 31,
	2008	2007
	(unaudited)

Due from Shangdong Ruitai-current portion	$11,712,980	$4,448,878
Due from Shangdong Ruitai-long-term portion	10,380,715	10,380,715
Total due from Shandong Ruitai	$22,093,695	$14,829,593

Imputed interest income recognized from due from Shangdong Ruitai amounted to $813,657 and $0 for the nine months ended September 30, 2008 and 2007.

The related party is currently selling the real estate projects that are under development, and plans to use the proceeds from the sales to pay back these loans.

Total Current Liabilities

As of September 30, 2008, our unaudited balance sheet reflects that we have total current liabilities of $74,714,769, as compared to total current liabilities of $55,361,171 at December 31, 2007, an increase of $19,353,598, or approximately 35.0%.  The increase in the Company’s total current liabilities from 2007 to 2008 was primarily attributable to the increase in the Company’s bank loans, which increased by $4,208,096 in 2008, and the Company’s bank checks payable, which increased by $13,825,920 in 2008.

Bank Loans.  As of September 30, 2008, our unaudited balance sheet reflects that we have a bank loan of $23,477,413, as compared to a bank loan of $19,269,317 as of December 31, 2007, an increase of $4,208,096, or approximately 21.8%.  The increase in our bank loan was attributable to additional funds that we needed to borrow to purchase fixed assets and raw materials due to our increased production capacity in the nine months September 30, 2008.

Bank Checks Payable.  As of September 30, 2008, our unaudited balance sheet reflects that we have a bank checks payable of $35,885,692, as compared to a bank checks payable of $22,059,772 as of December 31, 2007, an increase of $13,825,920, or approximately 62.7%.  The increase in our bank check payable was attributable to additional funds that we needed to take out in the form of bank checks to pay our raw material suppliers due to increase in our production capacity. We also took out bank checks to make loans to a related party, Shandong Ruitai.

Operating Activities

Net Cash of $10,936,740 was provided by operating activities during the period ended September 30, 2008, compared to net cash provided by operating activities of $7,609,774 during the period ended September 30, 2007, an increase in $3,326,966, approximately 43.7%.  The change in net cash provided by our operating activities was primarily attributable to an increase of 8,533,557 in bank checks payable, which was offset by an increase of $2,507,131in inventory, and a decrease of $3,760,789 in accounts payable and accrued expenses.

Investing Activities

During the period ended September 30, 2008, the net cash used by investing activities was $7,375,677, as compared to net cash used in investing activities of $10,648,615 for the period ended September 30, 2007, a decrease of $3,272,938, or approximately 30.7%.  The change in net cash used in investing activities was primarily attributable to the decrease of 2,851,573 in the purchase of fixed assets.

Financing Activities

During the period ended September 30, 2008, the net cash used by financing activities was $3,650,126 as compared to net cash used by financing activities of $71,802 for the period ended September 30, 2007, an increase of $3,578,324, or approximately 498%.  The change in net cash provided by financing activities was primarily attributable to the increase of $4,609,875 in restricted cash to secure bank checks, and offset by the increase of $436,098 in loans from employees.

Recent Events

In October 2008, the Company completed the construction of its new plant for manufacturing biopolysaccharide. Production is expected to begin by the end of 2008.  Biopolysaccharide is a water-soluble and viscous polysaccharide that can be made into film and fiber and applied as a functional additive in various products, such as medicine capsules, food, food wrapping films. The Company’s new plant will be capable of producing 100 tons of biopolysaccharide per year. Management estimates a selling price for biopolysaccharide of RMB 200,000 (USD $29,300) per ton.  Currently, several business partners in pharmaceutical and food processing industries are in the negotiation with the Company for sample trials and supply contracts.  Additionally, The Company also plans to further improve the quality of its products and increase awareness of the “RUTOCEL” brand for the export market by participating in international exhibitions in the U.S. and in Europe.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32,2

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

Date: November 18, 2008

By: /s/ Gang Ma, Chief Financial Officer

Date: November 18, 2008