Form 10-K
period 2008-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2009-04-15
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $11,869,632

As of December 31, 2008, the Company had 26,000,000 shares issued and outstanding.

PART I

ITEM 1.

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

Business of the Issuer

As noted above, the Registrant does not directly carry on business operations.  All of the business operations of the Registrant are conducted through its wholly-owned and majority owned subsidiaries.  As used in this Form 10-K, unless otherwise specifically noted, from this point forward all references to the “Company,” “we,” “our” and “us” refer to the Registrant, and its wholly owned subsidiaries, Pacific Capital Group and TaiAn.

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

Distribution Methods

TaiAn distributes its products through two primary methods of distribution: 1) through distributors to gain access to overseas customers, which accounted for approximately 20% of TaiAn’s total sales in 2007, and approximately 30% in 2008; and 2) through sales agents working at sales offices throughout the PRC, which accounted for approximately 80% of TaiAn’s total sales in 2007, and approximately 70% in 2008.  Additionally, TaiAn operates thirty sales offices throughout China.  TaiAn currently operates two offices in both Beijing and Shanghai, and operates a single office in each of the following cities: Guangzhou, Qingdao, Nanjing, Chongqing, ChengDu, Shenyang, and Wurumuqi.

Customers and Marketing

Customers

TaiAn’s customers include the following companies, Changsha Xiangtai Technology Co., Ltd., Bang and Bonsomer Co., Ltd., and Viscochem Reselg and Development Ltd.  TaiAn also exports approximately 1,700 tons of ether products in 2007 and 1,950 tons in 2008, to foreign markets in the United States, Europe, India, and the Middle East.

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

Employees

The Company currently employs 623 full time employees.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

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

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	(U.S. $)

2007	HIGH	LOW
Quarter Ended March 31	N/A	N/A
Quarter Ended June 30	N/A	N/A
Quarter Ended September 30	N/A	N/A
Quarter Ended December 31	$4.70	$2.50

2008	HIGH	LOW
Quarter Ended March 31	$4.25	$2.50
Quarter Ended June 30	$10.00	$3.50
Quarter Ended September 30	$6.00	$3.80
Quarter Ended December 31	$4.84	$0.40

Holders.

As of December 31, 2008 there were 26,000,000 shares of common stock issued and outstanding and approximately 735 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2008 or 2007.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended December 31, 2008. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Consolidated Results of Operation for China RuiTai International Holdings Co., Ltd. and Subsidiaries for the Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007.

Revenue

Revenue.  During the fiscal year ended December 31, 2008, the Company had revenues of $ 41,135,497 as compared to revenues of $38,407,800 during the fiscal year ended December 31, 2007, an increase of approximately 7.1%. The increase in revenue experienced by the Company was primarily attributable to the following two factors: i)Increased Sales of Premium Priced Products – the sales of higher unit price products, specifically, the pharmaceutical grade products increased in 2008, as compared to the same period in 2007; ii) Changes in Exchange Rates – in addition to the foregoing, some of the growth in the Company’s revenue was attributable to changes in the foreign exchange rate, which increased from 7.61 RMB to $1.00 USD in 2007 to 6.96 RMB to $1.00 USD in 2008.

Cost of Sales.  During the fiscal year ended December 31, 2008, the Company’s cost of sales was $28,124,549, as compared to Costs of Sales of $26,489,964for the fiscal year ended December 31, 2007, an increase of approximately 6.1%. This increase in cost of sales experienced by the Company was primarily attributable to an overall increase in sales revenue, as well as an increase price for raw materials.  For the fiscal year ended December 31, 2007 the price of raw materials utilized by the Company was $3,561 per ton, as compared to $3,886 per ton for the fiscal year ended December 31, 2008, a increase of $325, or approximately 9.1% per ton.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $2,002,852 for the fiscal year ended December 31, 2008, as compared to $2,189,488 for the fiscal year ended December 31, 2007, a decrease of approximately $186,636 or 8.5%. This decrease was primarily attributable to decreased spending by the Company on advertising expenses.  For the fiscal year ended December 31, 2008, the Company spent $52,338 on advertising expenses as compared to $188,761 for the fiscal year ended December 31, 2007, a decrease of approximately 72.3%.

General and Administrative Expenses.  General and administrative expenses totaled $2,741,567 for the fiscal year ended December 31, 2008, as compared to $1,627,505 for the fiscal year ended December 31, 2007, an increase of $1,114,062, or approximately 68.4%. This increase in general and administrative expenses is primarily attributable to one-time warrant expenses relating to warrants that the Company issued to an  investor relation firm and exclusive investment banking firm as compensation for work performed by the foregoing firms.

Income From Operations

For the fiscal year ended December 31, 2008, the Company had income from operations in the amount of $8,266,529 as compared to income from operations of $8,100,843 for the fiscal year ended December 31, 2007, an increase of $165,686, or approximately 2.0%. The increase in income from operations experienced by the Company was primarily attributable to an increase in sales by the Company.

Interest Expense

For the fiscal year ended December 31, 2008, the Company incurred interest expense in the amount of $2,840,105, as compared to interest expense of $1,996,479 for the fiscal year ended December 31, 2007, an increase of approximately 42.3%. The increase in interest expense incurred by the Company resulted from increase in interest expenses on bank loans and discount on bank checks received from customers.  The interest expenses on bank loans increased by $623,910, or 52.83%.  The increase in interest on bank loans was primarily a result of an increase of average outstanding balance, which increased from $17,227,303 in 2007 to $22,390,850 in 2008, or approximately 30%. Our interest expenses on discount on bank checks increased from $784,649 in 2007 to $854,434 in 2008, an increase of $69,785, or approximately 8.9%.  The increase in our interest expenses was due to the increase in amount of bank checks discounted as we needed additional cash resources for our business operations.  Additionally, The interest payments to employees for their loans to the Company also increase from $31,008 in 2007 to $180,938 in 2008, as the Company began to pay interest to employees in July 2007. Before July 2007, the Company did not incur any interest expense from the employee loans.

Net Income

The Company had a net income of $5,186,550 for the fiscal year ended December 31, 2008 as compared to net income of $4,875,834 for the fiscal year ended December 31, 2007, an increase of $310,716 or approximately 6.37%.  The increase in net income is attributable to an increase in sales during the fiscal year ended December 31, 2008.  Management believes that net income will continue to increase as the Company introduces new products, increases sales, and expands its production capacity.

Inventories

As of December 31, 2008, the Company had Inventories of $8,157,592, as compared to inventories of $6,656,028as of December 31, 2007, an increase of $1,501,564 or approximately 22.6%. The increase in inventories from 2007 to 2008 was primarily the result of an increase in fluctuation of our overseas orders.  As a result, the Company increased the inventory of finished goods in order to meet its customers demands.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of December 31, 2008, our audited balance sheet reflects that we have: i) total current assets of $57,279,375, as compared to total current assets of $37,787,747 at December 31, 2007, an increase of $19,491,628, or approximately 51.6%; and ii) total assets of $82,119,175 as of December 31, 2008, compared to $65,165,337 as of December 31, 2007, an increase of $16,953,838, or approximately 26%  The increase in the Company’s total current assets is due primarily to an increase in bank checks and commercial paper, as well as the current portion due from a related party.  The Company’s total assets increased substantially due to increases that the Company experienced in bank checks and commercial paper, restricted cash, and amounts due from a related party, all of which are discussed below.

Cash and Cash Equivalents.  As of December 31, 2008, our audited balance sheet reflects that we have cash and cash equivalents of $5,319,456, as compared to $4,166,713, at December 31, 2007, an increase of $1,152,743, approximately 27.7%.  The increase in the Company’s cash and cash equivalents from 2007 to 2008 was primarily attributable to the slowdown in production and reduce in raw material purchase due to the economic slowdown.

Bank Checks and Commercial Paper.  As of December 31, 2008, our audited balance sheet reflects that we have bank checks and commercial paper of $8,244,207, as compared to bank checks and commercial paper of $621,204 at December 31, 2007, an increase of $7,623,003, or approximately 1,227.1%.  The increase in the Company’s bank checks and commercial paper from 2007 to 2008 was primarily attributable to loan repayment from a related party.

Inventory.  As of December 31, 2008, the Company had Inventories of $8,157,592, as compared to inventories of $6,656,028 as of December 31, 2007, an increase of $1,501,564 or approximately 22.6%. The increase in inventories from 2007 to 2008 was primarily the result of the increase in fluctuation of our overseas orders.  As a result, the Company has increased the inventory of finished goods in order to meet its customers’ demands.

Property and Equipment. As of December 31, 2008, our audited balance sheet reflects that we have property and equipment of $12,936,668, as compared to property and equipment of $11,306,271 at December 31, 2007, an increase of $1,630,397, or approximately 14.4%.  The increase in the Company’s property and equipment from 2007 to 2008 was primarily attributable to Company’s continued expansion in production capacity, namely, the construction of a new manufacturing plant in 2008.

Due From Related Party. Due from a related party represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), a former majority owner of TaiAn.  Shandong Ruitai had owned 75% equity ownership interest of TaiAn from January 2000 through February 2007.   On March 20, 2007, Shandong sold a 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd.  Mr. Xingfu Lu, our President, and Mr. Dianmin Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $14,738,564 and $12,244,755 as of December 31, 2007 and 2006, respectively.  These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from a shareholder are classified as cash flows from investing activities.  The total loans to the shareholder were $111,429,218, and $82,904,688 for the year ended December 31, 2007 and 2006, respectively.

As TaiAn became the only operating subsidiary of a public company, subsequent to the closing of the Share Exchange, on December 31, 2007, Shandong Ruitai entered into a Loan Contract with TaiAn for the repayment of the outstanding balance of the loans.  Pursuant to the terms of the Loan Contract, Shandong Ruitai will repay the principal outstanding balance of the loan and interest which is accruing monthly at 7% over a three-year period ending December 31, 2010, with 30% of the principal and interest due as of the fiscal year ending 2008, 30% of the principal and interest due as of the fiscal year ending 2009, and 40% of the principal and interest due as of the fiscal year ending 2010.  The repayment obligations of Shandong Ruitai under the Loan Contract are secured by a thermal power plant owned by Shandong Ruitai.  Additionally, Shandong Ruitai’s repayment obligations are personally guaranteed by Shandong Ruitai’s principals, Mr. Dian Min Ma and Mr. Xingfu Lu.  The foregoing description of the loan contract is qualified in its entirety by reference to the Loan Contact which was filed as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.

As of December 31, 2008, our audited balance sheet reflects that we have an amount due from related party of $ 16,253,548, as compared to an amount due from related party of $14,829,593 at December 31, 2007, an increase of $ 1,423,955.  The increase in the amount due from related party from 2007 to 2008 was primarily attributable to the fact that Shandong Ruitai did not meet its payment obligations under the Loan Contract and as a result, Shandong Ruitai is in default under the terms of the Loan Contact.  The Management of the Company is negotiating with Shandong Ruitai regarding the potential restructuring of the debt and is also considering the take over of the power plant which was pledged as security under the Loan Contract.

Restricted Cash. As of December 31, 2008, our audited balance sheet reflects that we have restricted cash of $19,112,900, as compared to restricted cash of $14,738,564, at December 31, 2007, an increase of $4,374,336, or approximately 29.7%.  The increase in restricted cash from 2007 to 2008 was primarily attributable to an increase in bank checks payable.

Total Current Liabilities

As of December 31, 2008, our audited balance sheet reflects that we have total current liabilities of $65,958,991, as compared to total current liabilities of $55,361,171 at December 31, 2007, an increase of $10,597,820, or approximately 19.1%.  The increase in the Company’s total current liabilities from 2007 to 2008 was primarily attributable to an increase in bank loan and bank checks payable.

Bank Loans.  As of December 31, 2008, our audited balance sheet reflects that we have a bank loan of $22,022,146, as compared to a bank loan of $19,269,317 as of December 31, 2007, an increase of $2,752,829, or approximately 14.3%.  The increase in our bank loan was primarily attributable to additional funds borrowed by the Company to expand its business operations in anticipation of future growth.

Accounts Payable and Accrued Expenses.  As of December 31, 2008, our audited balance sheet reflects that we have accounts payable and accrued expenses of $6,247,060, as compared to accounts payable and accrued expenses of $7,567,437as of December 31, 2007, a decrease of $1,410,377, or approximately 18.4%.  The decrease in our accounts payable and accrued expenses was attributable to global financial slowdown in 2008 which caused some of our suppliers to reduce output or cease operation entirely.  In order to stabilize the relationship with our suppliers, the Company increased the cash proportion of our payment.

Operating Activities

Net cash of $ 4,010,538 was provided by operating activities during the fiscal year ended December 31, 2008, compared to net cash provided by operating activities of $7,142,071 during the fiscal year ended December 31, 2007, representing a decrease of $3,131,533 or approximately 43.8%.  The decrease in net cash provided by our operating activities was primarily attributable to an increase in bank checks and commercial paper, as well as a decrease in accounts payable and accrued expenses.

Investing Activities

During the fiscal year ended December 31, 2008, the net cash used in investing activities was $ 1,559,685, as compared to $9,989,901 for the fiscal year ended December 31, 2007, a decrease of $ 8,430,216, or approximately 84.4%.  The decrease in net cash used in investing activities was primarily attributable to decreases in the purchase of fixed assets and loans to related-party.

Financing Activities

During the fiscal year ended December 31, 2008, the net cash used by financing activities was $1,544,820, as compared to net cash provided by financing activities of $593,503 for the fiscal year ended December 31, 2007. The change in net cash provided by financing activities was primarily attributable to increase in restricted cash to secure bank checks payable.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2008 and 2007 and
For the Year Ended December 31, 2008 and 2007

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

CONSOLIDATED BALANCE SHEETS	16-17

CONSOLIDATED STATEMENTS OF OPERATIONS	18-19

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY	20-21

CONSOLIDATED STATEMENTS OF CASH FLOWS	22-23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	27-51

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Ruitai International Holdings Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Ruitai International Holdings Co., Ltd. and subsidiaries as of  December 31, 2008 and 2007, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  China Ruitai International Holdings Co., Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 3, 2009

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,319,456	$4,166,713
Bank checks and commercial paper	8,244,207	621,204
Accounts receivable, net (Note 4)	3,295,341	3,053,295
Due from unaffiliated suppliers (Note 5)	346,976	1,112,948
Prepaid expenses (Note 6)	2,330,898	2,876,820
Inventory (Note 7)	8,157,592	6,656,028
Advance to employees (Note 15)	150,294	113,297
Restricted cash (Note 10)	19,112,900	14,738,564
Due from a related party-current portion (Note 15)	10,321,711	4,448,878
Total current assets	57,279,375	37,787,747

Property and Equipment, net (Note 8)	12,936,668	11,306,271

Land use right, net (Note 9)	5,084,515	4,859,620

Long-term investment	886,780	830,984

Due from a related party (Note 15)	5,931,837	10,380,715

Total Assets	$82,119,175	$65,165,337

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 14)	$22,022,146	$19,269,317
Bank checks payable (Note 11)	29,180,000	22,059,772
Accounts payable and accrued expenses	6,247,060	7,657,437
Taxes payable	5,411,445	3,560,918
Deferred revenue	418,776	737,027
Due to employees (Note 15)	1,707,383	1,265,898
Employee security deposit	972,181	810,802
Total Current Liabilities	65,958,991	55,361,171

Minority Interest	157,854	98,053

Shareholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized,
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
December 31, 2008 and December 31, 2007, respectively	26,000	26,000
Additional paid-in capital	2,908,171	2,366,171
Unamortized contractual services costs	(165,978)	-
Statutory Reserves	1,369,652	1,042,355
Retained earnings	10,560,128	5,700,875
Accumulated other comprehensive income	1,304,357	570,712
Shareholders' Equity	16,002,330	9,706,113
Total Liabilities and Shareholders' Equity	$82,119,175	$65,165,337

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

Revenues
Sales	$41,135,497	$38,407,800
Costs of Sales	28,124,549	26,489,964
Gross Profit	13,010,948	11,917,836

Operating Expenses

Selling expenses
Sales commission	720,686	670,364
Freight-out	987,399	893,530
Advertising	52,338	188,761
Travel and entertainment	138,542	250,230
Other selling expenses	103,887	186,603
Total selling expenses	2,002,852	2,189,488

General and administrative expenses
Payroll and employees benefits	511,452	267,673
Insurance	172,805	151,437
Professional fees	104,041	86,303
Various Taxes	270,552	124,951
Consultant fees	473,775	134,011
Bad debt expenses	135,600	-
Office expenses	478,381	278,651
Depreciation and amortization	134,920	55,855
Repair and maintenance	81,356	167,014
Travel and entertainment	307,703	206,675
Other general and administrative	70,982	68,680
Total General and Administrative Expenses	2,741,567	1,541,250

Total Operating Expenses	4,744,419	3,730,738

Income (Loss) from Operation	8,266,529	8,187,098

Other Income (Expense)
Interest income (Note 12)	1,721,419	267,989
Interest expense (Note 13)	(2,840,105)	(1,996,479)
Government subsidies	172,787	556,627
Gain (Loss) on foreign currency transactions	(296,435)	(86,255)
Other income (expense)	(38,942)	106,855
Total other income (expense)	(1,281,276)	(1,151,263)

Income (Loss) before Provision
Income Tax and Minority Interest	6,985,253	7,035,835

Provision for Income Tax	1,746,314	2,110,750

Income before Minority Interest	5,238,939	4,925,085

Minority Interest	(52,389)	(49,251)

Net Income	5,186,550	4,875,834

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	733,645	490,336

Comprehensive Income (Loss)	$5,920,195	$5,366,170

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Unamortized			Accumulated
	Common Stock		Additional	Contractual			Other	Total
	$0.001 Par Value		Paid-in	Services	Retained	Statutory	Comprehensive	Owners'
	Shares	Amount	Capital	Costs	Earnings	Reserve	Income	Equity

Balances at
December 31, 2006	100	100	2,392,071	-	1,594,417	272,979	80,376	4,339,943

Common stock issued for
acquisition of
Pacific Capital Group
(reverse merger)	22,645,348	22,645	(22,645)	-	-	-	-	-

Pacific Capital Group
share exchange	(100)	(100)	100	-	-	-	-	-

Reverse merger adjustment*	3,354,652	3,355	(3,355)	-	-	-	-	-

Net Income (Loss)	-	-	-	-	4,875,834	-	-	4,875,834

Appropriation to
statutory reverse funds	-	-	-	-	769,376)	769,376.00	-	-

Other comprehensive income
effects of exchange rates	-	-	-	-	-	-	490,336	490,336

Balances at
December 31, 2007	26,000,000	$26,000	$2,366,171	$-	$5,700,875	$1,042,355	$570,712	$9,706,113

350,000 shares of warrants issued for
Contractual service	-	-	542,000	(165,978)	-	-	-	376,022

Net Income (Loss)	-	-	-	-	5,186,550	-	-	5,186,550

Appropriation to
statutory reverse funds	-	-	-	-	(327,297)	327,297	-	-

Other comprehensive income
effects of exchange rates	-	-	-	-	-	-	733,645	733,645

Balances at
December 31, 2008	26,000,000	$26,000	$2,908,171	$(165,978)	$10,560,128	$1,369,652	$1,304,357	$16,002,330

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.
See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Operating Activities

Net income (loss)	$5,186,550	$4,875,834
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	52,389	49,251
Depreciation	1,141,132	726,969
Amortization of land use rights	107,501	95,940
Amortization of contractual service costs	376,022	-
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	(7,463,338)	623,589
(Increase)/Decrease in accounts receivable	(36,458)	513,661
(Increase)/Decrease in prepaid expenses	727,586	(345,162)
(Increase)/Decrease in inventory	(1,038,240)	(1,056,278)
(Increase)/Decrease in advance to employees	(28,932)	(50,691)
Increase/(Decrease) in accounts payable
and accrued expenses	(1,894,589)	1,676,877
Increase/(Decrease) in bank checks payable	5,551,300	(1,398,132)
Increase/(Decrease) in taxes payable	1,586,359	1,143,879
Increase/(Decrease) in deferred revenue	(362,017)	202,030
Increase/(Decrease) in employee security deposit	105,274	84,304
Net cash provided (used) by operating activities	4,010,538	7,142,071

Investing Activities

Purchase of fixed assets	(1,965,739)	(4,649,895)
Loans to unaffiliated suppliers	-	(116,103)
Payback of loans to unaffiliated suppliers	827,620
Loans to a related party	(421,566)	(5,223,903)
Net cash (used) by investing activities	(1,559,685)	(9,989,901)

Financing Activities

Bank loans	1,436,300	1,903,560
Decrease (Increase) in restricted cash to secure bank checks	(3,332,061)	(1,613,196)
Loans from employees	350,940	303,139
Payback of loans from employees	-
Net cash provided (used) by financing activities	(1,544,820)	593,503

Increase (decrease) in cash	906,033	(2,254,327)
Effects of exchange rates on cash	246,710	134,751
Cash at beginning of period	4,166,713	6,286,289
Cash at end of period	$5,319,456	$4,166,713

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$2,307,952	$1,996,479
Income taxes	$394,386	$1,004,871

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

China Ruitai International Holdings Co., Ltd. ("China Ruitai" or the "Company") was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp.  The Company subsequently changes its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation and in 2006 changed its name to Shangdong Ruitai Chemical Co., Ltd.  On March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd.  On February 26, 2007, the Company changed its fiscal year end from October 31 to December 31.

The Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. On November 19, 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises”.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,304,357 as of December 31, 2008, and $570,712 as of December 31, 2007.  The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2008 and 2007 were 6.96 RMB and 7.61 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition he Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or picked up by unaffiliated customers in the Company's warehouse, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable.  The corresponding freight-out and handling costs are included in the selling expenses.

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

Fair Value of Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008.  The provisions of SFAS 157 are to be applied prospectively.

SFAS 157 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under SFAS 157, fair value measurements are not adjusted for transaction cost.  SFAS 157 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:

Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

Bank checks and commercial paper

Bank checks and commercial paper include bank checks and commercial paper with original maturities of approximately 180 days or less at the time of issuance.  Book value approximates fair value because of the short maturity of those instruments. The Company receives these financial instruments as payments from its customers in the ordinary course of business.  The Company also takes out bank checks from financial institutions to pay its suppliers or pay off its bank loans due.

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

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the year ended December 31, 2008 and 2007, respectively.  Dividend income on these investments is recorded when received. There were no dividend received in the year ended December 31, 2008 and 2007, respectively.  The Company may sell these investments back to the bank at the book value.

Valuation of Long-Lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Restricted cash, and Bank checks payable

The Company pays its suppliers with bank checks in its ordinary business transactions.  Generally, the Company deposits 50% to 100% of the bank check amount into a restricted bank account, the bank then issues a bank check payable to a supplier in 180 days or less. The Company delivers the bank check as payment to the supplier, who can discount the bank check before its maturity. When the bank check reaches maturity, the bank takes the deposit in the restricted bank accounts and the balance, if any, from other bank account(s) that the Company has with the bank.  While the bank does not charge interest expenses on the balance, the bank pays interest on the deposit in the restricted bank account to the Company.  The bank generally charges 0.0005% of the bank check amount as service fee for issuance of the bank check.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets with residual value of 5%.  The percentages or depreciable life applied are:

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $172,787 and $556,627 for the year ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes,

including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The Research and development cost was immaterial for the Company in the year ended December 31, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $52,338 and $188,761 for the year ended December 31, 2008 and 2007, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $115,308 and $110,578 for the year ended December 31, 2008 and 2007, respectively.

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

In 2007, the Company contributed $512,917 to the statutory surplus reserve fund, and $256,459 to the statutory public welfare fund.  In 2008, $218,198 was contributed to the statutory surplus reserve fund, and $109,099 was contributed to the statutory public welfare fund. After the contribution in 2008, the statutory reserves reach 50% of TaiAn's registered capital.

Statutory reserves consist of the following:

			Total
	Statutory	Statutory	Statutory
	Surplus Reserve	Welfare Reserve	Reserves

Balance on January 1, 2007	$181,986	$90,993	$272,979

Contribution in 2007	512,917	256,459	769,376

Balance on December 31, 2007	694,903	347,452	1,042,355

Contribution in 2008	218,198	109,099	327,297

Balance on December 31, 2008	$913,101	$456,551	$1,369,652

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2007.  However, there are 350,000 shares of warrants issued and outstanding as of December 31, 2008, as more fully disclosed in Note 17.

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The partial adoption of FAS No. 157, as allowed by FSP FAS 157-2, did not have a material impact on the Company’s financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.

Adoption of SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The guidance will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

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

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2008	2007

Accounts receivable	$4,867,649	$4,397,598
Less: Allowance for doubtful accounts	(1,572,308)	(1,344,303)
Accounts receivable, net	$3,295,341	$3,053,295

Bad debt expense charged to operations was $135,600 and $0 for the year ended December 31, 2008 and 2007, respectively.

Note 5- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

December 31,	December 31,

	2008	2007

Feicheng Kaiyuan Chemicals Co., Ltd.	$-	$169,533
Fencheng Sanying Spin and weave Co., Ltd.	-	150,392
Shangdong Taipeng Shiye Co., Ltd.	-	273,440
Shangdong Jinzhengyuan Co., Ltd.	-	66,993
Fengcheng Yingbo Food Co., Ltd.	291,800	273,440
Taian Dongyue Co., Ltd.	-	136,720
Other companies	55,176	42,430
	$346,976	$1,112,948

Note 6- PREPAID EXPENSES

Prepaid expenses consist of following:

	December 31,	December 31,
	2008	2007

Machinery and parts	$308,325	$366,753
Raw materials and supplies	1,811,725	2,146,958
Packing and supply materials	1,610	300,665
Freight-out	1,268	5,196
Adverting	-	6,457
Consultancy fees	207,123	205
Office expenses	847	27,344
Utility	-	23,242
	$2,330,898	$2,876,820

Note 7-INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2008	2007

Finished goods	$5,492,366	$4,414,633
Work-in-progress	1,044,048	-
Raw materials	1,576,534	2,157,685
Supplies and packing materials	44,644	83,710
	$8,157,592	$6,656,028

Note 8- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2008	2007

Building and warehouses	$7,835,356	$4,209,954
Machinery and equipment	8,743,251	6,699,636
Office equipment and furniture	63,597	53,175
Motor vehicles	463,928	425,169
	17,106,132	11,387,934

Less: Accumulated depreciation	(4,315,364)	(2,989,099)

Add: Construction in progress	145,900	2,907,436

Total	$12,936,668	$11,306,271

Depreciation expense charged to operations was $1,141,132 and $726,969 for the year ended December 31, 2008 and 2007, respectively.

Note 9- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,	December 31,
	2008	2007

Land use right	$5,396,684	$5,050,290
Less: Amortization	(312,169)	(190,670)
Land use right, net	$5,084,515	$4,859,620

Amortization expense charged to operations was $107,501 and $95,940 for the year ended December 31, 2008 and 2007, respectively.

Note 10- RESTRICTED CASH

Restricted cash consists of following:

	December 31,	December 31,
Financial Institutions	2008	2007

Jinan Branch of Shanghai Pudong Development Bank	$4,377,000	$2,734,400
Feicheng Branch of Bank of China	1,459,000	1,503,920
Wenyang Branch of Agriculture Bank	1,750,800	1,640,788
Wenyang Credit Bank	3,501,600	4,757,856

Feicheng Branch of Construction Bank	-	1,367,200
Feicheng Branch of Transportation Bank	2,188,500	2,734,400
Jinan Wendong Branch of Shenzhen Development Bank	5,836,000	-
	$19,112,900	$14,738,564

Note 11- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	December 31,	December 31,
Financial Institutions	2008	2007

Feicheng Branch of Bank of China	$2,918,000	$3,007,840
Feicheng Branch of Transportation Bank	4,377,000	4,101,600
Wenyang Credit Bank	5,836,000	7,929,760
Jinan Branch of Shanghai Pudong Development Bank	4,377,000	2,734,400
Feicheng Branch of Construction Bank	-	1,551,772
Wenyang Branch of Agriculture Bank	2,918,000	2,734,400
Jinan Wendong Branch of Shenzhen Development Bank	8,754,000	-
	$29,180,000	$22,059,772

Note 12- INTEREST INCOME

Interest income consists of following:

	For the Year Ended
	December 31,
	2008	2007

Interest income from loans to Shangdong Ruitai	$1,236,191	$-
Interest income from deposits in banks	434,705	267,989
Other interest income	50,523	-
	$1,721,419	$267,989

Note 13- INTEREST EXPENSES

Interest expenses consist of following:

	For the Year Ended
	December 31,
	2008	2007

Interest expenses for bank loans	$1,804,733	$1,180,823
Interest expenses for discount on bank checks	854,434	784,649
Interest expenses for due to employees	180,938	31,008

$2,840,105	$1,996,479

Note 14- BANK LOANS

Bank loans consist of the following as of December 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,700	02/28/2008- 01/27/2009	7.47‰	Shandong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,459,000	02/28/2008- 02/27/2009	7.47‰
Feicheng Branch of Bank of China	700,320	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	612,780	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	875,400	03/26/2008- 03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	04/24/2008- 04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,300	05/26/2008- 05/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,313,100	06/03/2008- 06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	10/24/2008- 10/23/2009	6.3525‰
Taian Branch of Transportation Bank	729,500	07/28/2008- 01/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,400	05/28/2008- 05/28/2009	6.225‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,970	01/31/2008- 01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,676	01/30/2008- 01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,459,000	01/29/2008- 01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,918,000	08/12/2008- 08/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,459,000	08/01/2008- 08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,459,000	11/28/2007- 05/24/2009	6.552‰	Shandong Suolide Welding Materials Co., Ltd

Wenyang Branch of Agriculture Bank	1,459,000	01/24/2008- 01/22/2009	8.0925‰	Shandong Ashide Chemicals Co., Ltd.

Total	$22,022,146

Interest expense charged to operations for these bank loans was $1,804,733 for the year ended December 31, 2008. The weighted-average outstanding bank loan balance is $22,390,850; and the weighted-average monthly interest rate is 6.78‰.

Bank loans consist of the following as of December 31, 2007:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$410,160	02/2/2007- 02/1/2008	7.344‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,367,200	02/27/2007- 02/26/2008	7.344‰
Feicheng Branch of Bank of China	656,256	03/16/2007- 03/15/2008	7.344‰
Feicheng Branch of Bank of China	574,224	03/16/2007- 03/15/2008	7.344‰
Feicheng Branch of Bank of China	820,320	3/27/2007- 3/26/2008	7.668‰
Feicheng Branch of Bank of China	1,367,200	04/25/2007- 04/24/2008	7.668‰
Feicheng Branch of Bank of China	957,040	06/15/2007- 06/14/2008	7.227‰
Feicheng Branch of Bank of China	1,230,480	06/26/2007- 06/25/2008	7.227‰
Feicheng Branch of Bank of China	1,367,200	12/20/2007- 11/19/2008	8.019‰
Taian Branch of Transportation Bank	683,600	08/22/2007- 08/22/2008	7.722‰
Wenyang Branch of Feicheng Credit Bank	751,960	05/24/2007- 05/24/2008	6.57‰	Shandong Ruifu Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,203,136	01/31/2007- 01/31/2008	6.372‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,044,541	01/31/2007- 01/31/2008	6.372‰
Wenyang Branch of Feicheng Credit Bank	1,367,200	01/31/2007- 01/31/2008	6.372‰
Jinan Branch of Shanghai Pudong Bank	2,734,400	08/28/2007- 08/28/2008	6.435‰	Shangdong Ashide Chemicals Co., Ltd.

Wenyang Branch of Agriculture Bank	1,367,200	11/23/2007- 11/23/2008	8.748%
Wenyang Branch of Agriculture Bank	1,367,200	12/23/2007- 11/24/2008	8.964%	Feicheng Shuolide Co., Ltd.

Total	$19,269,317

Interest expense charged to operations for these bank loans was $1,180,823 for the year ended December 31, 2007. The weighted-average outstanding bank loan balance is $17,227,303; and the weighted-average monthly interest rate is 5.758‰.

Note 15- RELATED PARTY TRANSACTIONS

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

Due from a related party

“Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), then a majority owner of TaiAn.  Shandong Ruitai had owned 75% equity ownership interest of TaiAn January 2000 through February 2007.   On March 20, 2007, Shandong Ruitai sold 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd.  Mr. Xingfu Lv, our President, and Mr. Dianming Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

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

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong Ruitai will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans.  Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

The following is a summary of due from Shandong Ruitai:

December 31,	December 31,

	2008	2007

Due from Shangdong Ruitai-current portion	$10,321,711	$4,448,878
Due from Shangdong Ruitai-long-term portion	5,931,837	10,380,715
Total due from Shandong Ruitai	$16,253,548	$14,829,593

Imputed interest income recognized from due from Shangdong Ruitai amounted to $1,236,191 and $0 for the year ended December 31, 2008 and 2007, respectively.

Purchase from a related party

TaiAn purchases hot steam from Shandong Ruitai' power plant. Hot steam is one of the major raw materials for TaiAn's production and TaiAn records the costs of hot steam into its manufacturing costs.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.  TaiAn purchase hot steam of $2,075,317 and $1,289,675 from Shandong Ruitai in the year ended December 31, 2008 and 2007, respectively.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.  There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 8‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $180,938 and $31,008 for the year ended December 31, 2008 and 2007, respectively.

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

Note 16- PRC INCOME TAX

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

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2008	2007
Provision for US Income Tax	$-	$-
Provision for PRC national income tax	1,746,314	2,110,750
Provision for PRC local income tax	-	-
Total provision for income taxes	$1,746,314	$2,110,750

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

For the Year Ended
December 31,
2008	2007

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC national income tax rate	25.00%	30.00%
PRC local income tax rate	0.00%	0.00%
Effective income tax rate	25.00%	30.00%

At December 31, 2008 and 2007, the Company had net operating losses of approximately $1,138,602 carried from prior years.  Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, enterprise need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, the Managements established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

Note 17- WARRANT

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

Warrant costs charged to operation as consultant fees for the year ended December 31, 2008 and 2007 were $145,000 and $0, respectively.

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

Warrant costs charged to operation as consultant fees for the year ended December 31, 2008 and 2007 were $231,022 and $0, respectively.

Note 18- EARNINGS PER SHARE

The following is information of net income per share:

	For the Year Ended
	December 31,
	2008	2007

Net Income for basic and
diluted earnings per share	$5,186,550	$4,875,834

Weighted average shares
used in basic computation	26,000,000	22,645,348

Effect of dilutive securities:
Warrants	244,608	-
Weighted average shares
used in diluted computation	26,244,608	22,645,348

Earnings per share:

Basic	$0.20	$0.22

Diluted	$0.20	$0.22

Note 19- COMMON STOCK

In December 2004, the Company amended its articles of incorporation to authorize 50,000,000 shares of common stock at a par value of $.001 per share. Previous thereto, the authorized shares consisted of 3,000,000 at $0.01 par value per share.

On June 11, 2007, the Company issued 1,300,000 shares of common stock to a related party as more fully disclosed in NOTE 15 to these consolidated financial statements.

On November 8, 2007, as more fully disclosed in Note 1, the Company issued 22,645,348 shares of restricted shares of common stock to the stockholders of Pacific Capital Group pursuant to the terms of the Share Exchange Agreement.

Note 20- SEGMENT REPORTING

The major products consist of following

		For the Year Ended
		December 31,
		2008	2007
	Revenue

1	Methyl Cellulose (MC)	3,428,160	7,089,619
2	Hydroxypropyl Methyl Cellulose (HPMC)	31,359,201	25,730,461
3	Hydroxypropyl Cellulose (HPC)	902,214	336,943
4	Ethyl Cellulose (EC)	2,072,955	1,613,099
5	Hydroxyethyl Cellulose (HEC)	1,088,684	1,511,773
6	HEMC	331,220	495,989
7	Hydroxypropyl Cellulose (HPC)	5,162	11,989
8	HP	236,790	143,897
9	Microcrystalline Cellulose (MCC)	53,945	31,719
10	CMC	101,356	1,753
11	Film Coating Pre-Mixed Reagent.	637,731	580,725
12	Raw materials	918,079	859,833

	Cost of Sales

1	Methyl Cellulose (MC)	2,865,474	5,529,505
2	Hydroxypropyl Methyl Cellulose (HPMC)	20,825,061	17,137,659
3	Hydroxypropyl Cellulose (HPC)	448,767	143,134
4	Ethyl Cellulose (EC)	1,351,825	896,085
5	Hydroxyethyl Cellulose (HEC)	935,748	1,191,506
6	HEMC	274,879	440,333
7	Hydroxypropyl Cellulose (HPC)	5,498	13,616
8	HP	96,148	62,342
9	Microcrystalline Cellulose (MCC)	42,687	32,937
10	CMC	142,987	1,459
11	Film Coating Pre-Mixed Reagent.	183,943	189,124
12	Raw materials	951,532	852,262

	Gross Profit

1	Methyl Cellulose (MC)	562,686	1,560,114
2	Hydroxypropyl Methyl Cellulose (HPMC)	10,534,140	8,592,802
3	Hydroxypropyl Cellulose (HPC)	453,447	193,809
4	Ethyl Cellulose (EC)	721,130	717,014
5	Hydroxyethyl Cellulose (HEC)	152,936	320,267
6	HEMC	56,341	55,656
7	Hydroxypropyl Cellulose (HPC)	(336)	(1,627)
8	HP	140,642	81,555
9	Microcrystalline Cellulose (MCC)	11,258	(1,218)
10	CMC	(41,631)	294
11	Film Coating Pre-Mixed Reagent.	453,788	391,601
12	Raw materials	(33,453)	7,571

Geographic Areas Information

While all of the Company’s assets are located in the PRC, the Company sales products to customers located in the United States, Finland, Iran, Germany, and other countries, as summarized in the following:

	For the Year Ended December 31,
	2008		2007
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	28,546,455	69.40%	31,982,437	83.27%
United States	2,415,285	5.87%	2,584,310	6.73%
Finland	2,319,224	5.64%	1,992,816	5.19%
Iran	1,990,819	4.84%	1,099,498	2.86%
Germany	1,979,915	4.81%	719,810	1.87%
Other Countries	3,883,799	9.44%	28,929	0.08%
Total	41,135,497	100.00%	38,407,800	100.00%

Major Customers

The Company has a diversified customer base.  There were three major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2008		2007
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

Changsha Xiangtai Technology Co., Ltd.	3,729,352	9.07%	-	-
Bang and Bonsomer Co., Ltd.	2,037,967	4.95%	1,992,816	5.19%
Viscochem Reselg and Development Ltd.	1,990,819	4.84%	823,542	2.14%
Total	7,758,137	18.86%	2,816,358	7.33%

Major Suppliers

The Company has a diversified Supplier base.  There were five major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2008		2007
Major		Percentage of		Percentage of
Suppliers	Revenue	Total Revenue	Revenue	Total Revenue

Zhibo Huili Cellulose Co., Ltd.	7,958,641	25.11%	6,091,247	17.73%
Tianjin Changda Technology Co., Ltd.	4,085,990	12.89%	1,978,022	5.76%
Changsha Xiangtai Technology Co., Ltd.	3,672,563	11.59%	3,304,987	9.62%
Nantong Jiangshan Chemical Co., Ltd.	2,863,359	9.03%	4,053,161	11.80%
Nantong (Xinyu) Chemical Co., Ltd.	2,127,936	6.71%	1,155,589	3.36%
Total	20,708,489	65.33%	16,583,006	48.28%

Note 21- ASSET RETIREMENT OBLIGATIONS

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

Note 22- COMMITMENTS AND CONTINGENCIES

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

Guaranteed Bank Loans

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

	Financial	Loan		Monthly	Guaranteed
Borrower	Institutions	Amount	Duration	Interest Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,093,760	09/18/2008-09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/20/2008-09/30/2009	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008-05/13/2009	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰
Shandong Lulong Co., Ltd.	Jinan Branch Shenzhen Development Bank	1,459,000	08/10/2008-08/09/2009	5.531‰

	Total	$7,864,648

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2007:

	Financial	Loan		Monthly	Guaranteed
Borrower	Institutions	Amount	Duration	Interest Rate	By

Shandong Lulong Group Co., Ltd.	Feicheng Branch of Agriculture Bank	$1,367,200	11/23/2007-11/23/2008	10.026‰	TaiAn RuiTai Cellulose Co., Ltd.
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	06/26/2007-06/25/2008	7.884‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	09/19/2007-9/18/2008	8.748‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/19/2007-10/18/2008	8.748‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2011	8.32938‰
Shandong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰

	Total	$7,772,848

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

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Amount in	Amount
	Financial	Bank Check		Restricted	Guaranteed
Borrower	Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,917,536	07/10/2008-01/10/2009	1,458,768	1,458,768
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,334,029	07/10/2008-01/10/2009	1,167,014	1,167,014

The Company did not guarantee bank checks for third-party enterprises as of December 31, 2007.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the SEC on January 9, 2008, the Company changed auditors.  For the fiscal year ended December 31, 2008, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2008, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Dian Min Ma	42	Director since August 2007; CEO, Secretary since November 2007
Xing Fu Lu	56	Director August 2007; President since November 2007

Gang Ma	35	Chief Financial Officer since November 8, 2007
Jin Tian	36	Director since November 2007

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

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers for their work related to the Registrant and the Registrant’s subsidiary, TaiAn. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table –

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Dian Min Ma, CEO	2008 2007 2006	$8,297 $185,185 $185,185	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$8,297(1) $185,185(1) $185,185(1)
Xing Fu Lu, President	2008 2007 2006	$9,313 $198,000 $198,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$9,313(2) $198,000(2) $198,000(2)
Gang Ma, Chief Accounting Officer	2008 2007 2006	$4,328 $67,000 $67,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$4,328(3) $67,000(3) $67,000(3)

(1)

This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

(2)

This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

(3)

This figure includes compensation paid to Gang Ma for services rendered as the Registrants CFO and for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2008.

Majority-Owned Subsidiary Employment Agreements

The Company’s subsidiary TaiAn has entered into employment agreements with its executive officers.  The following discussion identifies and summarizes the employment agreements that TaiAn has entered into with its executive officers:

Employment Agreement – Dian Min Ma - TaiAn has entered into an employment agreement with Dian Min Ma, its general manager for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Dian Min Ma.  A copy of the agreement was filed as Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

Employment Agreement – Xing Fu Lu -  TaiAn has entered into an employment agreement with Xing Fu Lu, its president for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Xing Fu Lu.  A copy of the agreement was filed as Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

Employment Agreement – Gang Ma - TaiAn has entered into an employment agreement with Gang Ma, its chief financial officer for a ten-year term beginning on October 6, 2000 and ending on October 6, 2010.  The agreement establishes the working relationship between TaiAn and Gang Ma.  A copy of the agreement was filed as Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2007, and is hereby incorporated by reference.

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2008. –

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Dian Min Ma	$0.00	--	--	--	--	$8,430	$8,297(1)
Xing Fu Lu	$0.00	--	--	--	--	$9,313	$9,313(2)

Jin Tian	$0.00	--	--	--	--	--	$0.00

(1)

This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s subsidiary, TaiAn.

(2)

This figure includes compensation paid to Xing Fu Lu for services rendered to the Registrant’s subsidiary, TaiAn.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

“Due from a related party" represents loans which occurred prior to the closing of the Share Exchange from TaiAn to Shandong Ruitai.  As of December 31, 2008, the balance of loaned funds from TaiAn to Shandong Ruitai amounted to US $ 16,253,548.  Subsequent to the closing of the Share Exchange, on December 31, 2007, Shandong Ruitai entered into a Loan Contract with TaiAn for the repayment of the outstanding balance of the loans.  Pursuant to the terms of the Loan Contract, Shandong Ruitai will repay the principal outstanding balance of the loan and interest which is accruing monthly at 7% over a three-year period ending December 31, 2010, with 30% of the principal and interest due as of the fiscal year ending 2008, 30% of the principal and interest due as of the fiscal year ending 2009, and 40% of the principal and interest due as of the fiscal year ending 2010.  The repayment obligations of Shandong Ruitai under the Loan Contract are secured by a thermal power plant owned by Shandong Ruitai.  Additionally, Shandong Ruitai’s repayment obligations are personally guaranteed by Shandong Ruitai’s principals, Mr. Dian Min Ma and Mr. Xingfu Lu.  The foregoing description of the loan contract is qualified in its entirety by reference to the Loan Contact which was filed as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.

As of December 31, 2008, our audited balance sheet reflects that we have an amount due from related party of $ 16,253,548, as compared to an amount due from related party of $14,829,593 at December 31, 2007, an increase of $ 1,423,955.  The increase in the amount due from related party from 2007 to 2008 was primarily attributable to the fact that Shandong Ruitai did not meet its payment obligations under the Loan Contract and as a result, Shandong Ruitai is in default under the terms of the Loan Contact.  The Management of the Company is negotiating with Shandong Ruitai regarding the potential restructuring of the debt and is also considering the take over of the power plant which was pledged as security under the Loan Contract.

Due To Employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 8‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The total borrowing from employees was $1,707,383 and $1,265,898 for the years ended December 31, 2008 and 2007, respectively.  The Company paid interest of $180,938 and $31,008 for the years ended December 31, 2008 and 2007, respectively.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Keith K. Zhen, CPA for audit of the Company's annual financial statements were $88,000 for the fiscal year ended December 31, 2008, and $70,000 for the fiscal year ended December 31, 2007.

Audit Related Fees

(2)

Keith K. Zhen, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by Keith K. Zhen, CPA for tax compliance, advice and planning were

$0.00 for the fiscal year ended December 31, 2008 and 2007.

All Other Fees

 (4)

Keith K. Zhen, CPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

China RuiTai International Holdings Co., Ltd. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dian Min Ma, Chief Executive Officer

Date:  April 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dian Min Ma

Dian Min Ma, Chief Executive Officer

Date:  April 15, 2009

By:  /S/ Gang Ma

Gang Ma, Chief Financial Officer, Principal Accounting Officer

Date:  April 15, 2009

By:  /S/ Dian Min Ma

Dian Min Ma, Director

Date:  April 15, 2009

By:  /S/ Xing Fu Lu

Xing Fu Lu, Director

Date:  April 15, 2009

By:  /S/ Jin Tian

Jin Tian, Director

Date:  April 15, 2009