Form 10-Q
period 2009-03-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2009-05-20
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Not Applicable.

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

As of March 31, 2009 the Issuer had 26,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of China RuiTai International Holdings Co., Ltd., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of China RuiTai International Holdings, Co., Ltd. in its Form 10-K for the fiscal year ended December 31, 2008.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3-4

Statements of Operations	5-6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-34

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,129,321	$5,319,456
Bank checks and commercial paper	5,646,045	8,244,207
Accounts receivable, net (Note 5)	4,463,530	3,295,341
Due from unaffiliated suppliers (Note 6)	372,748	346,976
Prepaid expenses (Note 7)	3,283,263	2,330,898
Inventory (Note 8)	8,114,791	8,157,592
Advance to employees (Note 15)	169,885	150,294
Restricted cash (Note 11)	29,069,768	19,112,900
Due from a related party-current portion (Note 15)	15,401,853	10,321,711
Total current assets	68,651,204	57,279,375

Property and Equipment, net (Note 9)	12,928,941	12,936,668
Land use right, net (Note 10)	5,063,745	5,084,515
Long-term investment	887,870	886,780
Due from a related party (Note 15)	5,931,837	5,931,837
Total Assets	$93,463,597	$82,119,175

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$21,318,801	$22,022,146
Bank checks payable (Note 12)	38,272,758	29,180,000
Accounts payable and accrued expenses	7,155,615	6,247,060
Taxes payable	5,633,943	5,411,445
Deferred revenue	419,460	418,776
Due to employees (Note 15)	1,948,300	1,707,383
Employee security deposit	999,357	972,181
Total Current Liabilities	75,748,234	65,958,991

Commitments and Contingencies (Note 22)	-	-

Shareholders' Equity:
China Ruitai International Holdings Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized,
authorized, no shares outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
March 31, 2009 and December 31, 2008	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Unamortized contractual services costs	(44,978)	(165,978)
Statutory Reserves	1,369,652	1,369,652
Retained earnings	11,959,960	10,560,128
Accumulated other comprehensive income	1,324,369	1,304,357
Total China Ruitai International Holdings Co., Ltd. Shareholders' equity	17,543,174	16,002,330
Noncontrolling Interest	172,189	157,854
Total Shareholders' Equity	17,715,363	16,160,184
Total Liabilities and Shareholders' Equity	$93,463,597	$82,119,175

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues
Sales	$8,231,180	$9,421,991
Costs of Sales	4,976,541	6,411,784
Gross Profit	3,254,639	3,010,207

Operating Expenses

Selling expenses
Sales commission	96,098	211,725
Freight-out	161,010	186,457
Office expenses	7,060	36,867
Travel and entertainment	24,166	31,575
Other selling expenses	643	8,266
Total selling expenses	288,977	474,890

General and administrative expenses
Payroll and employees benefits	147,995	126,764
Insurance	102,569	91,646
Consultant fees	138,418	160,814
Research and development expenses	160,598	-
Depreciation and amortization expenses	34,939	26,308
Office expenses	116,318	156,892
Travel and entertainment	42,548	33,985
Other general and administrative	71,848	92,925
Total general and administrative expenses	815,233	689,334

Total Operating Expenses	1,104,210	1,164,224

Income from Operations	2,150,429	1,845,983

Other Income (Expense)

Interest income	542,403	401,977
Interest expense	(765,551)	(627,226)
Gain(Loss) on foreign currency transaction	(51,599)	-
Other income (expense)	9,616	(2,169)
Total other income (expense)	(265,131)	(227,418)

Income before Provision for
Income Tax	1,885,298	1,618,565

Provision for Income Tax	471,326	404,641

Net Income	1,413,972	1,213,924

Less: Net income attributable to noncontrolling interest	(14,140)	(12,139)

Net Income attributable to
China Ruitai International Holdings Co., Ltd.	$1,399,832	$1,201,785

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$1,399,832	$1,201,785
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	14,140	12,139
Depreciation	311,395	241,628
Amortization of land use rights	26,746	25,449
Amortization of contractual service costs	121,000	14,500
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	2,607,913	(83,717)
(Increase)/Decrease in accounts receivable	(1,163,972)	(1,395,657)
(Increase)/Decrease in prepaid expenses	(949,364)	510,149
(Increase)/Decrease in inventory	52,815	(2,513,748)
(Increase)/Decrease in advance to employees	(19,404)	(38,867)
Increase/(Decrease) in accounts payable
and accrued expenses	900,750	(497,968)
Increase/(Decrease) in bank checks payable	9,055,602	2,606,711
Increase/(Decrease) in taxes payable	215,819	139,250
Increase/(Decrease) in deferred revenue	170	(484,822)
Increase/(Decrease) in employee security deposit	25,978	46,398
Net cash provided (used) by operating activities	12,599,419	(216,770)

Investing Activities

Purchase of fixed assets	(287,450)	(331,493)
Purchase of land use rights	-	(6,989)
Loans to unaffiliated suppliers	(25,342)	(576,996)
Loans to a related party	(5,059,443)	-
Payback of loans to a related party		4,824,582
Net cash (used) by investing activities	(5,372,235)	3,909,104

Financing Activities

Bank loans	-	1,397,700
Payback of bank loans	(730,293)	-
Decrease (Increase) in restricted cash to secure bank checks payable	(9,931,952)	(1,182,286)
Loans from employees	238,785	268,093
Net cash provided (used) by financing activities	(10,423,460)	483,507

Increase (decrease) in cash	(3,196,277)	4,175,840
Effects of exchange rates on cash	6,142	257,556
Cash at beginning of period	5,319,456	4,166,713
Cash at end of period	$2,129,321	$8,600,109

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$637,819	$570,827
Income taxes	$220,524	$185,246

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Note 2-ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3-CONTROL BY PRINCIPAL OWNERS

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

Note 4-SIGNIFICANT ACCOUNTING POLICIES

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,324,369 as of March 31, 2009, and $1,304,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 6.85 RMB and 7.15 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or picked up by unaffiliated customers in the Company's warehouse, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable.  The corresponding freight-out and handling costs are included in the selling expenses.

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

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the three months ended March 31, 2008 and 2006, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the three months ended March 31, 2009 and 2008, respectively.  The Company may sell these investments back to the bank at the book value.

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

Restricted cash, and Bank checks payable

The Company pays its suppliers with bank checks in its ordinary business transactions.  Generally, the Company deposits 40% to 100% of the bank check amount into a restricted bank account, the bank then issues a bank check payable to a supplier in 180 days or less. The Company deliveries the bank check as payment to the supplier, who can discount the bank check before its maturity. When the bank check is maturity, the bank takes the deposit in the restricted bank accounts and the balance, if any, from other bank account(s) that the Company has with the bank.  While the bank does not charge interest expenses on the balance, the bank pays interest on the deposit in the restricted bank account to the Company.  The bank generally charges 0.0005% of the bank check amount as service fee for issuance of the bank check.  The Company also takes out bank checks to make loans to Shandong Ruitai as disclosed more fully in Note 15.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company did not recognize government subsidy revenue for the three months ended March 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The research and development cost was immaterial in the three months ended March 31, 2008, and was included into other general and administration expenses. The research and development cost was $160,598 for the three months ended March 31, 2009, which principally included materials used in developing new products.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position

93-7, "Reporting for Adverting Costs".  Advertising costs was $0 and $685 for the three months ended March 31, 2009 and 2008, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $28,955, and $35,892 for the three months ended March 31, 2009 and 2008, respectively.

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

The Company’s operating subsidiary, TaiAn has made appropriations to its statutory reserves up to 50% of its registered capital as of December 31, 2008.  Therefore, TaiAn is not required to make approbations to its statutory reserves any more.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are 350,000 shares and 75,000 shares of warrants issued and outstanding as of March 31, 2009 and 2008, respectively, as more fully disclosed in Note 19.

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

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required, and effective January 1, 2009 for all non-financial assets and non-financial liabilities as allowed by FSP FAS 157-2.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.

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

Adoption of SFAS No. 160 and SFAS 141R

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.  The Company adopted SFAS No. 141 (revised 2007) and SFAS No. 160 on January 1, 2009.  The adoption of these statements principally affects the presentation of the accompanying consolidated financial statements upon adoption, and the effects on future periods will depend on the nature and significance of business combinations subject to these statements.

Adoption of SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position and results of operations.

Adoption of FSP FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The adoption of FSP FAS 142-3 did not have a material effect on the Company’s financial position and results of operations.

Adoption of FSP No. EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively.  The adoption of FSP No. EITF 03-6-1 did not have a material effect on the Company’s financial position and results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Accounts receivable	$6,058,074	$4,867,649
Less: Allowance for doubtful accounts	(1,594,544)	(1,572,308)
Accounts receivable, net	$4,463,530	$3,295,341

Bad debt expense charged to operations was $20,302 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Note 6-DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Fengcheng Yingbo Food Co., Ltd.	$292,158	$291,800
Other companies	80,590	55,176
	$372,748	$346,976

Note 7-PREPAID EXPENSES

Prepaid expenses consist of following:

Prepaid expenses consist of following:
	March 31,	December 31,
	2009	2008
	(unaudited)

Machinery and parts	$469,763	$308,325
Raw materials and supplies	2,549,474	1,811,725
Packing and supply materials	2,665	1,610
Freight-out	5,720	1,268
Consultancy fees	222,578	207,123
Office expenses	33,063	847
	$3,283,263	$2,330,898

Note 8-INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Finished goods	$5,343,771	$5,492,366
Work-in-progress	1,045,599	1,044,048
Raw materials	1,547,863	1,576,534
Supplies and packing materials	177,558	44,644
	$8,114,791	$8,157,592

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2009	2008
	(unaudited)

Building and warehouses	$7,906,344	$7,835,356
Machinery and equipment	8,876,240	8,743,251
Office equipment and furniture	63,676	63,597
Motor vehicles	464,501	463,928
	17,310,761	17,106,132

Less: Accumulated depreciation	(4,631,776)	(4,315,364)

Add: Construction in progress	249,956	145,900

Total	$12,928,941	$12,936,668

Depreciation expense charged to operations was $311,395 and $241,628 for the three months ended March 31, 2009 and 2008, respectively.

Note 10- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	March 31,	December 31,
	2009	2008
	(unaudited)

Land use right	$5,403,314	$5,396,684
Less: Amortization	(339,569)	(312,169)
Land use right, net	$5,063,745	$5,084,515

Amortization expense charged to operations was $26,746 and $25,449 for the three months ended March 31, 2009 and 2008, respectively.

Note 11- RESTRICTED CASH

Restricted cash consists of following:

	March 31,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$4,382,377	$4,377,000
Feicheng Branch of Bank of China	5,989,249	1,459,000
Wenyang Branch of Agriculture Bank	-	1,750,800
Feichang Branch of Agriculture Bank	1,460,792	-
Wenyang Credit Bank	4,090,219	3,501,600
Feicheng Branch of Construction Bank	4,382,377	-
Feicheng Branch of Transportation Bank	2,921,585	2,188,500
Jinan Wendong Branch of Shenzhen Development Bank	5,843,169	5,836,000
	$29,069,768	$19,112,900

Note 12- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	March 31,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Feicheng Branch of Bank of China	$9,056,912	$2,918,000
Feicheng Branch of Transportation Bank	4,382,377	4,377,000
Wenyang Credit Bank	5,843,169	5,836,000
Jinan Branch of Shanghai Pudong Development Bank	4,382,377	4,377,000
Feicheng Branch of Construction Bank	4,382,377	-

Wenyang Branch of Agriculture Bank	1,460,792	2,918,000
Jinan Wendong Branch of Shenzhen Development Bank	8,764,754	8,754,000
	$38,272,758	$29,180,000

Note 13- INTEREST INCOME

Interest income consists of following:

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Imputed interest income from loans to Shangdong Ruitai	$381,618	$264,846
Interest income from deposits in banks	159,851	122,549
Other interest income	935	14,582
	$542,403	$401,977

Note 14- INTEREST EXPENSES

Interest expenses consist of following:

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Interest expenses for bank loans	$409,837	$380,482
Interest expenses for discount on bank checks	328,538	201,867
Interest expenses for due to employees	27,176	44,877
	$765,551	$627,226

Note 15- RELATED PARTY TRANSACTIONS

Purchase from a related party

TaiAn purchases hot steam from Shandong Ruitai' power plant. Hot steam is one of the major raw material for TaiAn's production and TaiAn records the costs of hot steam into its manufacturing costs.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.  TaiAn purchase hot steam of $635,119 and $ 448,565 from Shandong Ruitai in the three months ended March 31, 2009 and 2008, respectively.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of

cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $27,176 and $44,877 for the three months ended March 31, 2009 and 2008, respectively.

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

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong Ruitai will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans.  Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.  However, Shandong Ruitai did not meet its payment obligations under the loan agreement and as a result, Shandong Ruitai is in default under the terms of the loan agreement. The Management of the Company is negotiating with Shandong Ruitai regarding the potential restructuring of the debt and is also considering the take over of the power plant which was pledged as security under the loan agreement.

The following is a summary of due from Shandong Ruitai:

	March 31,	December 31,
	2009	2008
	(unaudited)
Due from Shangdong Ruitai-current portion	$15,401,853	$10,321,711
Due from Shangdong Ruitai-long-term portion	5,931,837	5,931,837
Total due from Shandong Ruitai	$21,333,690	$16,253,548

Imputed interest income recognized from due from Shangdong Ruitai amounted to $381,618 and $264,846 for the three months ended March 31, 2009 and 2008.

Note 16- BANK LOANS

Bank loans consist of the following as of March 31, 2009:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$438,238	02/04/2009- 01/28/2010	4.868‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,460,792	02/27/2009- 02/26/2010	4.868‰
Feicheng Branch of Bank of China	701,180	03/18/2009- 03/17/2010	4.368‰
Feicheng Branch of Bank of China	613,533	03/18/2009- 03/17/2010	4.868‰
Feicheng Branch of Bank of China	876,475	03/25/2009- 03/24/2010	4.868‰
Feicheng Branch of Bank of China	1,460,792	04/24/2008- 04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,022,555	05/26/2008- 05/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,314,713	06/03/2008- 06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,460,792	10/24/2008- 10/23/2009	6.3525‰
Taian Branch of Transportation Bank	1,460,792	01/13/2009- 10/11/2009	4.868‰
Wenyang Branch of Feicheng Credit Bank	876,475	05/28/2008- 05/28/2009	6.225‰	Shandong Ruifu Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,212,458	01/24/2009- 01/24/2010	4.4250‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,116,045	01/24/2009- 01/24/2010	4.4250‰
Wenyang Branch of Feicheng Credit Bank	1,460,792	01/27/2009-.1/27/2010	4.4250‰
Jinan Branch of Shanghai Pudong Bank	2,921,585	08/12/2008- 08/12/2009	6.8475‰	Shangdong Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,460,792	08/01/2008- 08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,460,792	11/28/2008- 05/24/2009	6.552‰

Total	$21,318,801

Interest expense charged to operations for these bank loans was $409,837 for the three months ended March

31, 2009.  The weighted-average outstanding bank loan balance is $22,013,450, and the weighted-average monthly interest rate is 6.14‰.

Bank loans consist of the following as of December 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,700	02/28/2008- 01/27/2009	7.47‰	Shandong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,459,000	02/28/2008- 02/27/2009	7.47‰
Feicheng Branch of Bank of China	700,320	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	612,780	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	875,400	03/26/2008- 03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	04/24/2008- 04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,300	05/26/2008- 05/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,313,100	06/03/2008- 06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	10/24/2008- 10/23/2009	6.3525‰
Taian Branch of Transportation Bank	729,500	07/28/2008- 01/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,400	05/28/2008- 05/28/2009	6.225‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,970	01/31/2008- 01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,676	01/30/2008- 01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,459,000	01/29/2008- 01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,918,000	08/12/2008- 08/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,459,000	08/01/2008- 08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,459,000	11/28/2007- 05/24/2009	6.552‰	Shandong Suolide Welding Materials Co., Ltd

Wenyang Branch of Agriculture Bank	1,459,000	01/24/2008- 01/22/2009	8.0925‰	Shandong Ashide Chemicals Co., Ltd.

Total	$22,022,146

Interest expense charged to operations for these bank loans was $1,804,733 for the year ended December 31, 2008. The weighted-average outstanding bank loan balance is $22,390,850; and the weighted-average monthly interest rate is 6.78‰.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Net income attributable to
China Ruitai International Holdings Co., Ltd. Shareholders	$1,399,832	$1,201,785

Weighted average shares used in basic computation	26,000,000	26,000,000

Effect of dilutive securities:
Warrants	350,000	25,000
Weighted average shares used in diluted computation	26,350,000	26,025,000

Earnings per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

Note 18- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net income	$1,413,972	$1,213,924
Other comprehensive income, net of tax:
Effects of foreign currency conversion	20,207	462,404
Total other comprehensive, not of tax	20,207	462,404

Comprehensive income	1,434,179	1,676,328
Comprehensive income attributable to
the noncontrolling interest	(14,335)	(16,762)
Comprehensive income attributable to
China Ruitai International Holdings Co., Ltd.	$1,419,844	$1,659,566

Note 19- WARRANT

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

Warrant costs charged to operation as consultant fees for the three months ended March 31, 2009 and 2008 were $29,000 and $14,500, respectively.

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

Warrant costs charged to operation as consultant fees for the three months ended March 31, 2009 and 2008 were $92,000 and $0, respectively.

Note 20- SEGMENT REPORTING

The major products consist of following

		For the three Months Ended
		March 31,
		2009	2008
	Revenue	(unaudited)	(unaudited)

1	Methyl Cellulose (MC)	372,310	960,242
2	Hydroxypropyl Methyl Cellulose (HPMC)	6,117,228	6,728,519
3	Hydroxypropyl Cellulose (HPC)	341,766	67,742
4	Ethyl Cellulose (EC)	694,855	643,582
5	Hydroxyethyl Cellulose (HEC)	188,435	371,376
6	HEMC	76,099	87,344
7	Hydroxypropyl Cellulose (HPC)	361	726
8	HP	60,799	66,622
9	Microcrystalline Cellulose (MCC)	29,075	5,760
10	CMC	20,921	34,459
11	Film Coating Pre-Mixed Reagent.	230,191	182,308
12	Raw materials	99,140	273,311

	Cost of Sales

1	Methyl Cellulose (MC)	295,161	790,971
2	Hydroxypropyl Methyl Cellulose (HPMC)	3,685,095	4,414,445
3	Hydroxypropyl Cellulose (HPC)	195,433	26,117
4	Ethyl Cellulose (EC)	334,668	356,748
5	Hydroxyethyl Cellulose (HEC)	155,722	331,185
6	HEMC	65,689	74,435
7	Hydroxypropyl Cellulose (HPC)	355	779
8	HP	15,455	25,476
9	Microcrystalline Cellulose (MCC)	20,453	5,101
10	CMC	23,313	47,965
11	Film Coating Pre-Mixed Reagent.	62,330	56,502
12	Raw materials	122,867	282,060

	Gross Profit

1	Methyl Cellulose (MC)	77,149	169,271
2	Hydroxypropyl Methyl Cellulose (HPMC)	2,432,133	2,314,074
3	Hydroxypropyl Cellulose (HPC)	146,333	41,625
4	Ethyl Cellulose (EC)	360,187	286,834
5	Hydroxyethyl Cellulose (HEC)	32,713	40,191
6	HEMC	10,410	12,909
7	Hydroxypropyl Cellulose (HPC)	6	(53)
8	HP	45,344	41,146
9	Microcrystalline Cellulose (MCC)	8,622	659
10	CMC	(2,392)	(13,506)
11	Film Coating Pre-Mixed Reagent.	167,861	125,806
12	Raw materials	(23,727)	(8,749)

Geographic Areas Information

While all of the Company’s assets and production are located in the PRC, the Company sales products to customers located in the United States, Finland, and other countries, as summarized in the following:

	For the Three Months Ended March 31,
	2009		2008
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRC	$5,231,113	63.55%	$6,912,688	73.37%
South Korea	1,041,833	12.66%	-	-
United Arab Emirates	774,012	9.40%	480,025	5.09%
Germany	363,769	4.42%	297,917	3.16%
Finland	246,408	2.99%	510,923	5.42%
U.S.A.	175,509	2.13%	379,503	4.03%
Other Countries	398,537	4.84%	840,936	8.93%
Total	$8,231,180	100.00%	$9,421,991	100.00%

Major Customers

The Company has a diversified customer base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Three Months Ended March 31,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shiangtai Chem & Pharm Co. Ltd.	$1,041,832.65	12.66%	$-	-
Viscochem Research & Development Co., Ltd.	774,012.21	9.40%	480,024.72	5.09%
Nantong Jiangshan Pesticide Chemical Co., Ltd.	474,011.25	5.76%	-	-
Bang & Bonsomer Group	246,407.62	2.99%	510,922.97	5.42%
Total	$2,536,264	30.81%	$990,948	10.52%

Major Suppliers

The Company has a diversified Supplier base.  There were seven major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Three Months Ended March 31,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tianjun Changda Technology Co., Ltd.	$965,826.47	25.86%	$944,140.34	28.03%
Zhongyang Jinhanjiang Cellulose Co., Ltd.	299,892.23	8.03%	293,158.61	8.70%
Dongaxian Tianyuan Cellulose Co., Ltd.	284,635.24	7.62%	278,244.19	8.26%
Nantong Jiangshan Pesticide Chemical Co., Ltd.	388,969.26	10.42%	380,235.56	11.29%
Nantong (Xinyu) Chemical Transportation Co., Ltd.	289,238.40	7.75%	-	-
Jingjunxian Tianxiang Cotton Co., Ltd.	184,467.69	4.94%	180,325.76	5.35%
Jining Chuangli Machinery Co., Ltd.	202,800.82	5.43%	198,247.24	5.89%
Total	$2,615,830.11	70.05%	$2,274,351.69	67.53%

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of March 31, 2009 and December 31, 2008:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,093,760	09/18/2008-09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/20/2008-09/30/2009	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008-05/13/2009	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007-01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007-01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006-01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006-01/08/2011	8.32938‰
Shandong Lulong Co., td.	Jinan Branch Shenzhen Development Bank	1,459,000	08/10/2008-08/09/2009	5.531‰

	Total	$7,864,648

Bank loans

As of March 31, 2009, the Company has an outstanding bank loans of $21,318,801, which is approximately 50% of its gross revenue in 2008.  In addition, these bank loans had a duration of one year and concentrated on certain financial institutions.  If these financial institutions stop extending loans to the Company when these loans are mature, the Company may have difficult to meet its payment obligations under the loan agreements.  This may significantly and negatively affect the Company's performance.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008

Revenue

Revenue.  During the three month period ended March 31, 2009, the Company had revenues of $8,231,180 as compared to revenues of $9,421,991 during the three month period ended March 31, 2008, a decrease of approximately 12.6%. The decrease in revenue experienced by the Company was primarily attributable to: (i) the fact that the Company experienced a decrease in total units sold as a result of the general global economic slow-down; and (ii) price reductions for our lower end products to keep the price in line with those of our competitors.

Cost of Sales.  During thee three month period ended March 31, 2009 the Company’s cost of sales was $4,976,541, as compared to Costs of Sales of $6,411,784 for the three month period ended March 31, 2008, a decrease of approximately 22.4%. This decrease in cost of sales experienced by the Company was primarily attributable to an overall decrease in the costs of raw materials utilized by the Company.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, travel and other selling expenses totaled $288,977 for the three months ended March 31, 2009 as compared to $474,890 for the three month period ended March 31, 2008, a decrease of approximately 39.1%. This decrease is primarily attributable to a decrease in sales commissions paid by the Company and a decrease in transportation costs experienced by the Company as a result of a reduction in sales.

General and Administrative Expenses.  General and administrative expenses totaled $815,233 for the three month period ended March 31, 2009, as compared to $689,334 for the three month period ended March 31, 2008, an increase of approximately 18.3%. This increase is primarily attributable to increased costs experienced by the Company relating to its research and development of new products.

Income From Operations

For the three month period ended March 31, 2009, the Company had income from operations in the amount of $2,150,429, as compared to income from operations of $1,845,983 for the three month period ended March 31, 2008, an increase of approximately 16.5%. The increase in income from operations experienced by the Company was primarily attributable to a combination of reduced costs for  the acquisition of raw materials and reduced selling expenses.

Interest Expense

For the three month period ended March 31, 2009, the Company incurred interest expense in the amount of $765,551, as compared to interest expense of $627,226 for the three month period ended March 31, 2008, an increase of approximately 22.1%. The increase in interest expense incurred by the Company resulted from an overall increase in bank loans and discount on bank checks.

Net Income

The Company had a net income of $1,399,832 for the three month period ended March 31, 2009 as compared to $1,201,785 for the three month period ended March 31, 2008, an increase of $198,047 or approximately 16.5%.  The increase in net income is primarily attributable to lowered costs of raw material acquisition and selling expenses.

Inventories

As of March 31, 2009, the Company had inventories of $8,114,791, as compared to inventories of $9,520,267 as of March 31, 2008, a decrease of $1,405,476 or approximately 14.8%. The decrease in inventories from 2009 to 2008 was the result of reduced output, with a concurrent decrease in inventory, mainly due to the global economic slow-down.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of March 31, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $68,651,204, as compared to total current assets of $57,279,375 at December 31, 2008, an increase of

$11,371,829, or approximately 19.9%; and ii) total assets of $93,463,597 as of March 31, 2009, compared to $82,119,175 as of December 31, 2008, an increase of $11,344,422, or approximately 13.8%  The Company’s total assets increased due to changes that the Company experienced in cash and cash equivalents, bank checks and commercial paper, restricted cash, and amounts due from a related party, all of which are discussed below.

Cash and Cash Equivalents.  As of March 31, 2009, our unaudited balance sheet reflects that we have cash and cash equivalents of $2,129,321, as compared to $5,319,456, at December 31, 2008 a decrease of $3,190,135, approximately 60%.  The decrease in the Company’s cash and cash equivalents was primarily attributable to the increase in our compensation balance to secure our bank checks payable.

Bank Checks and Commercial Paper.  As of March 31, 2009, our unaudited balance sheet reflects that we have bank checks and commercial paper of $5,646,045, as compared to bank checks and commercial paper of $8,244,207 at December 31, 2008, a decrease of $2,598,162, or approximately 31.5%.  The decrease in the Company’s bank checks and commercial paper was primarily attributable to cash conversion of outstanding bank checks and commercial paper.

Restricted Cash. As of March 31, 2009, our unaudited balance sheet reflects that we have restricted cash of $29,069,768, as compared to restricted cash of $19,112,900, at December 31, 2008, an increase of $9,956,868, or approximately 52.1%.  The increase in restricted cash was primarily attributable to a combination of an increase in compensation balance needed to secure the bank checks payable and an overall increase in bank checks payable.

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

As of March 31, 2009, our unaudited balance sheet reflects that we have an amount due from related party of $21,333,690, as compared to an amount due from related party of $ 16,253,548 at December 31, 2008, an increase of $5,080,142.  The increase in the amount due from related party from 2008 to 2009 was attributable to the facts that the Company loaned additional funds to Shandong Ruitai and Shandong Ruitai did not meet its payment obligations under the Loan Contract and as a result, Shandong Ruitai is in default under the terms of the Loan Contact, a copy of which was filed as as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.  Currently, Shandong Ruitai is in default under the Loan Agreement. The Management of the

Company is negotiating with Shandong Ruitai regarding the potential restructuring of the debt and is also considering other options.

Total Current Liabilities

As of March 31, 2009, our unaudited balance sheet reflects that we have total current liabilities of $75,748,234, as compared to total current liabilities of $65,958,991 at December 31, 2008, an increase of $9,789,243, or approximately 14.8%.  The increase in the Company’s total current liabilities was primarily attributable to an increase in bank checks payable, as discussed below.

Bank Checks Payable.  As of March 31, 2009, our unaudited balance sheet reflects that we have Bank Checks Payable of $38,272,758, as compared to bank checks payable of $29,180,000 as of December 31, 2008, an increase of $9,092,758, or approximately 31%. The increase in our Bank Checks Payable was primarily attributable to an increase in loans to related-party.

Bank Loans.  As of March 31, 2009, our unaudited balance sheet reflects that we have a bank loan of $21,318,801, as compared to a bank loan of $22,022,146 as of December 31, 2008, a decrease of $703,345, or approximately 3.2%.  The decrease in our bank loan was attributable to continued pay down of bank loans.

Accounts Payable and Accrued Expenses.  As of March 31, 2009, our unaudited balance sheet reflects that we have accounts payable and accrued expenses of $7,155,615, as compared to accounts payable and accrued expenses of $6,247,060 as of December 31, 2008, an increase of $908,555, or approximately 14.5%. The increase in our accounts payable and accrued expenses was primarily attributable to longer payment terms agreed to by the Company’s suppliers.

Operating Activities

Net cash of $12,599,419 was provided by operating activities during the fiscal year ended March 31, 2009, compared to net cash used by operating activities of $216,770 during the three month period ended March 31, 2008, representing an increase of $12,816,189.  The increase in net cash provided by our operating activities was primarily attributable to increase in bank checks payables, accounts payable and accrued expenses, a decrease in bank checks and commercial paper, as well as a decrease in inventory.

Investing Activities

During the three month period ended March 31, 2009, the net cash used in investing activities was $5,372,235, as compared to net cash provided by investing activities of $3,909,104 for the three month period ended March 31, 2008, an increase of $9,281,339 in the cash used in investing activities. The increase in net cash used in investing activities was primarily attributable to an increase in loans to a related party.

Financing Activities

During the three month period ended March 31, 2009, the net cash used by financing activities was $10,423,460, as compared to net cash provided by financing activities of $483,507 for the three month period ended March 31, 2008. The change in net cash used by financing activities was primarily attributable to an increase in restricted cash needed to secure the bank checks payable.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 20, 2009

By: /s/ Gang Ma, Chief Financial Officer

Date: May 20, 2009