Form 10-K/A
period 2008-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2009-07-27
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

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

EXPLANATORY NOTE:

China RuiTai International Holdings Co., Ltd., a Delaware corporation, (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 15, 2009 (the "Original Filing") to amend Note 20 in the Notes to the Financial Statements contained in the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2008 and 2007 and
For the Year Ended December 31, 2008 and 2007

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

CONSOLIDATED BALANCE SHEETS	16-17

CONSOLIDATED STATEMENTS OF OPERATIONS	18-19

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY	20-21

CONSOLIDATED STATEMENTS OF CASH FLOWS	22-23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	24-50

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

Note 20- SEGMENT REPORTING

The major products consist of following:

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

Geographic Areas Information

While all of the Company’s assets are located in the PRC, the Company sales products to customers located in the United States, Finland, United Arab Emirates, Germany, and other countries, as summarized in the following:

	For the Year Ended December 31,
	2008		2007
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	28,546,455	69.40%	31,982,437	83.27%
United States	2,415,285	5.87%	2,584,310	6.73%
Finland	2,319,224	5.64%	1,992,816	5.19%
United Arab Emirates	1,990,819	4.84%	1,099,498	2.86%
Germany	1,979,915	4.81%	719,810	1.87%
Other Countries	3,883,799	9.44%	28,929	0.08%
Total	41,135,497	100.00%	38,407,800	100.00%

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

Date:  July 27, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dian Min Ma

Dian Min Ma, Chief Executive Officer

Date:  July 27, 2009

By:  /S/ Gang Ma

Gang Ma, Chief Financial Officer, Principal Accounting Officer

Date:  July 27, 2009

By:  /S/ Dian Min Ma

Dian Min Ma, Director

Date:  July 27, 2009

By:  /S/ Xing Fu Lu

Xing Fu Lu, Director

Date:  July 27, 2009

By:  /S/ Jin Tian

Jin Tian, Director

Date:  July 27, 2009