Form 10-Q
period 2009-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2009-08-14
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 the Issuer had 26,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of China RuiTai International Holdings Co., Ltd., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of China RuiTai International Holdings, Co., Ltd. in its Form 10-K, and all amendments thereto, for the fiscal year ended December 31, 2008.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5-6

Consolidate Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-36

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,865,139	$5,319,456
Bank checks and commercial paper	9,033,677	8,244,207
Accounts receivable, net (Note 5)	5,092,911	3,295,341
Due from unaffiliated suppliers (Note 6)	518,174	346,976
Prepaid expenses (Note 7)	2,676,279	2,330,898
Inventory (Note 8)	7,083,856	8,157,592
Advance to employees (Note 15)	204,101	150,294
Restricted cash (Note 11)	29,219,261	19,112,900
Due from a related party-current portion (Note 15)	15,940,153	10,321,711
Total current assets	71,633,551	57,279,375

Property and Equipment, net (Note 9)	13,467,279	12,936,668
Land use right, net (Note 10)	5,037,319	5,084,515
Long-term investment	887,973	886,780
Due from a related party (Note 15)	5,931,837	5,931,837
Total Assets	$96,957,959	$82,119,175

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 13)	$22,782,257	$22,022,146
Bank checks payable (Note 12)	39,446,002	29,180,000
Accounts payable and accrued expenses	6,693,279	6,247,060
Taxes payable	5,777,083	5,411,445
Deferred revenue	607,954	418,776
Due to employees (Note 15)	1,671,123	1,707,383
Employee security deposit	1,017,893	972,181
Total Current Liabilities	77,995,591	65,958,991

Commitments and Contingencies (Note 22)	-	-

Shareholders' Equity:
China Ruitai International Holdings Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, authorized, no shares outstanding as of June 30, 2009
and December 31, 2008	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
June 30, 2009 and December 31, 2008	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Unamortized contractual services costs	-	(165,978)
Statutory Reserves	1,369,652	1,369,652
Retained earnings	13,148,634	10,560,128
Accumulated other comprehensive income	1,325,694	1,304,357
Total China Ruitai International Holdings Co., Ltd. Shareholders' equity	18,778,151	16,002,330
Noncontrolling Interest	184,217	157,854
Total Shareholders' Equity	18,962,368	16,160,184
Total Liabilities and Shareholders' Equity	$96,957,959	$82,119,175

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$8,463,783	$9,823,948	$16,694,963	$19,245,939
Costs of Sales	5,506,063	7,084,546	10,482,604	13,496,330
Gross Profit	2,957,720	2,739,402	6,212,359	5,749,609

Operating Expenses

Selling expenses
Sales commission	190,349	113,189	286,447	324,914
Freight-out	162,771	194,466	323,781	380,923
Advertising	26,019	16,748	26,019	17,433
Travel and entertainment	44,824	31,511	68,990	63,086
Office expenses	9,548	14,896	16,608	51,763
Other selling expenses	11,483	18,112	12,126	25,693
Total selling expenses	444,994	388,922	733,971	863,812

General and administrative expenses
Payroll and employees benefits	67,185	146,010	215,180	272,774
Insurance	85,241	72,182	187,810	163,828
Consultant fees	64,770	126,910	203,188	287,724
Professional fees	29,638	10,987	40,019	16,860
Research and development expenses	126,777	-	287,375	-
Depreciation and amortization expenses	35,751	26,996	70,690	53,304
Taxes	52,733	103,759	87,260	103,759
Office expenses	130,437	63,074	236,374	261,015
Travel and entertainment	80,013	118,697	122,561	152,682
Other general and administrative	11,192	8,735	48,513	54,738
Total general and administrative expenses	683,737	677,350	1,498,970	1,366,684

Total Operating Expenses	1,128,731	1,066,272	2,232,941	2,230,496

Income from Operations	1,828,989	1,673,130	3,979,418	3,519,113

Other Income (Expense)
Interest income	382,513	319,020	924,916	720,997
Interest expense	(483,531)	(597,794)	(1,249,082)	(1,225,020)
Gain(Loss) on foreign currency transaction	40,662	7,816	(10,937)	7,816
Loss on physical inventory count (Note 21)	(146,200)	-	(146,200)	-
Other income (expense)	(21,527)	10,394	(11,911)	8,225
Total other income (expense)	(228,083)	(260,564)	(493,214)	(487,982)

Income before Provision for
Income Tax	1,600,906	1,412,566	3,486,204	3,031,131

Provision for Income Tax	400,225	353,141	871,551	757,782

Net Income	1,200,681	1,059,425	2,614,653	2,273,349

Less: Net income attributable to noncontrolling interest	(12,007)	(10,594)	(26,147)	(22,733)

Net Income attributable to
China Ruitai International Holdings Co., Ltd.	$1,188,674	$1,048,831	$2,588,506	$2,250,616

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$2,588,506	$2,250,616
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	26,147	22,733
Depreciation	633,970	503,881
Amortization of land use rights	53,500	51,444
Amortization of contractual service costs	165,978	100,933
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	(778,556)	(97,771)
(Increase)/Decrease in accounts receivable	(1,793,548)	(1,323,644)
(Increase)/Decrease in prepaid expenses	(342,323)	562,884
(Increase)/Decrease in inventory	1,084,961	(3,289,699)
(Increase)/Decrease in advance to employees	(53,617)	(109,265)
Increase/(Decrease) in accounts payable
and accrued expenses	437,914	(1,144,563)
Increase/(Decrease) in bank checks payable	10,229,087	1,929,976
Increase/(Decrease) in taxes payable	358,439	568,480
Increase/(Decrease) in deferred revenue	188,658	(512,898)
Increase/(Decrease) in employee security deposit	44,414	66,324
Net cash provided (used) by operating activities	12,843,530	(420,569)

Investing Activities

Purchase of fixed assets	(1,146,764)	(1,081,706)
Purchase of land use rights	-	(7,069)
Loans to unaffiliated suppliers	(170,770)	(165,171)
Loans to a related party	(5,597,857)	-
Payback of loans to a related party		1,475,634
Net cash (used) by investing activities	(6,915,391)	221,688

Financing Activities

Bank loans	730,648	1,413,904
Payback of bank loans	-	-
Decrease (Increase) in restricted cash to secure bank checks payable	(10,082,958)	(459,510)
Loans from employees	-	384,698
Payback of loans from employees	(38,566)	-
Net cash provided (used) by financing activities	(9,390,876)	1,339,092

Increase (decrease) in cash	(3,462,737)	1,140,211
Effects of exchange rates on cash	8,420	256,388
Cash at beginning of period	5,319,456	4,166,713
Cash at end of period	$1,865,139	$5,563,312

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$1,249,083	$1,140,679
Income taxes	$515,713	$374,129

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

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

Foreign Currencies Translation (continued)

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,325,694 as of June 30, 2009, and $1,304,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 6.84 RMB and 7.07 RMB, respectively.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the six months ended June 30, 2009 and 2008, respectively.  Dividend income on these investments is recorded when received. There were no dividend received in the six months ended June 30, 2009 and 2008, respectively.  The Company may sell these investments back to the bank at the book value.

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

Restricted cash, and Bank checks payable

The Company pays its suppliers with bank checks in its ordinary business transactions.  Generally, the Company deposits 40% to 100% of the bank check amount into a restricted bank account, the bank then issues a bank check payable to a supplier in 180 days or less. The Company delivers the bank check as payment to the supplier, who can discount the bank check before its maturity. When the bank check reaches maturity, the bank pays the check using funds from the restricted bank accounts and the balance, if any, from other bank account(s) that the Company has with the bank.  While the bank does not charge interest expenses on the balance, the bank pays interest on the deposit in the restricted bank account to the Company.  The bank generally charges 0.0005% of the bank check amount as service fee for issuance of the bank check.  The Company also takes out bank checks to make loans to Shandong Ruitai as disclosed more fully in Note 15.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.  A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company did not recognize government subsidy revenue for the six months ended June 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The research and development cost was immaterial in the six months ended June 30, 2008, and was included into other general and administration expenses. The research and development cost was $287,375 for the six months ended June 30, 2009, which principally included materials used in developing new products.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  Advertising costs was $26,019 and $17,433 for the six months ended June 30, 2009 and 2008, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $34,085, and $55,643 for the six months ended June 30, 2009 and 2008, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are 350,000 shares and 275,000 shares of warrants issued and outstanding as of June 30, 2009 and 2008, respectively, as more fully disclosed in Note 19.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (the "Codification"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Management does not expect that the adoption of SFAS No. 168 would have a material effect on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 167 would have a material effect on the Company’s financial position and results of operations.

In June, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 166 is a revision to FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. FASB No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited.  The Management does not expect that the adoption of SFAS No. 166 would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Accounts receivable	$6,697,697	$4,867,649
Less: Allowance for doubtful accounts	(1,604,786)	(1,572,308)
Accounts receivable, net	$5,092,911	$3,295,341

Bad debt expense charged to operations was $30,369 and $0 for the six months ended June 30, 2009 and 2008, respectively.

Note 6-DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Fengcheng Yingbo Food Co., Ltd.	$292,193	$291,800
Shangdong Ashide Chemicals Co., Ltd.	73,048	-
Other companies	152,933	55,176
	$518,174	$346,976

Note 7-PREPAID EXPENSES

Prepaid expenses consist of following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Machinery and parts	$205,752	$308,325
Raw materials and supplies	2,268,707	1,811,725
Packing and supply materials	1,325	1,610
Freight-out	13,872	1,268
Consultancy fees	159,430	207,123
Office expenses	27,193	847
	$2,676,279	$2,330,898

Note 8-INVENTORIES

Inventories consist of following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Finished goods	$4,320,495	$5,492,366
Work-in-progress	1,079,998	1,044,048
Raw materials	1,562,022	1,576,534
Supplies and packing materials	121,341	44,644
	$7,083,856	$8,157,592

Note 9-PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2009	2008
	(unaudited)

Building and warehouses	$7,910,798	$7,835,356
Machinery and equipment	9,541,570	8,743,251
Office equipment and furniture	71,730	63,597
Motor vehicles	464,554	463,928
	17,988,652	17,106,132

Less: Accumulated depreciation	(4,954,466)	(4,315,364)

Add: Construction in progress	433,093	145,900

Total	$13,467,279	$12,936,668

Depreciation expense charged to operations was $633,970 and $503,881 for the six months ended June 30, 2009 and 2008, respectively.

Note 10-LAND USE RIGHT

The following is a summary of land use right, less amortization:

June 30,	December 31,
2009	2008
(unaudited)

Land use right	$5,403,946	$5,396,684
Less: Amortization	(366,627)	(312,169)
Land use right, net	$5,037,319	$5,084,515

Amortization expense charged to operations was $53,500 and $51,444 for the six months ended June 30, 2009 and 2008, respectively.

Note 11-RESTRICTED CASH

Restricted cash consists of following:

	June 30,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$4,382,889	$4,377,000
Feicheng Branch of Bank of China	5,989,949	1,459,000
Wenyang Branch of Agriculture Bank		1,750,800
Feichang Branch of Agriculture Bank	1,460,963	-
Wenyang Credit Bank	3,506,311	3,501,600
Feicheng Branch of Construction Bank	4,382,889	-
Feicheng Branch of Transportation Bank	3,652,408	2,188,500
Jinan Wendong Branch of Shenzhen Development Bank	5,843,852	5,836,000
	$29,219,261	$19,112,900

Note 12-BANK CHECKS PAYABLE

Bank checks payable consists of following:

	June 30,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Feicheng Branch of Bank of China	$9,496,260	$2,918,000
Feicheng Branch of Transportation Bank	5,113,371	4,377,000
Wenyang Credit Bank	5,843,852	5,836,000
Jinan Branch of Shanghai Pudong Development Bank	4,382,889	4,377,000
Feicheng Branch of Construction Bank	4,382,889	-
Wenyang Branch of Agriculture Bank	1,460,963	2,918,000
Jinan Wendong Branch of Shenzhen Development Bank	8,765,778	8,754,000
	$39,446,002	$29,180,000

Note 13-INTEREST INCOME

Interest income consists of following:

	For the Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)

Imputed interest income from loans to Shangdong Ruitai	$747,526	$502,282
Interest income from deposits in banks	176,456	218,715
Other interest income	934	-
	$924,916	$720,997

Note 14-INTEREST EXPENSES

Interest expenses consist of following:

	For the Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)

Interest expenses for bank loans	$768,932	$851,726
Interest expenses for discount on bank checks	410,932	289,379
Interest expenses for due to employees	69,218	83,915
	$1,249,082	$1,225,020

Note 15-RELATED PARTY TRANSACTIONS

Purchase from a related party

TaiAn purchases hot steam from Shandong Ruitai' power plant. Hot steam is one of the major raw materials for TaiAn's production and TaiAn records the costs of hot steam into its manufacturing costs.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.  TaiAn purchased hot steam of $1,380,488 and $978,653 from Shandong Ruitai in the six months ended June 30, 2009 and 2008, respectively.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 5‰ interest on these loans monthly.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $69,218 and $83,915 for the six months ended June 30, 2009 and 2008, respectively.

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

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $21,871,990 as of June 30, 2009. These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from a shareholder are classified as cash flows from investing activities.   The Managements evaluates the financial resources of the borrower on a regular basis, to make sure Shandong Ruitai has the capability to pay back these loans.

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

The following is a summary of due from Shandong Ruitai:
	June 30,	December 31,
	2009	2008
	(unaudited)
Due from Shangdong Ruitai-current portion	$15,940,153	$10,321,711
Due from Shangdong Ruitai-long-term portion	5,931,837	5,931,837
Total due from Shandong Ruitai	$21,871,990	$16,253,548

Imputed interest income recognized from due from Shangdong Ruitai amounted to $747,526 and $502,282 for the six months ended June 30, 2009 and 2008.

Note 16- BANK LOANS

Bank loans consist of the following as of June 30, 2009:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$438,289	02/04/2009-01/28/2010	4.868‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,460,963	02/27/2009-02/26/2010	4.368‰
Feicheng Branch of Bank of China	701,262	03/18/2009-03/17/2010	4.868‰
Feicheng Branch of Bank of China	613,604	03/18/2009-03/17/2010	4.868‰
Feicheng Branch of Bank of China	876,578	03/25/2009-03/24/2010	4.868‰
Feicheng Branch of Bank of China	1,460,963	04/23/2009-04/22/2010	6.848‰
Feicheng Branch of Bank of China	1,022,674	05/26/2009-05/25/2010	4.425‰
Feicheng Branch of Bank of China	1,314,867	06/02/2009-06/01/2010	4.425‰
Feicheng Branch of Bank of China	1,460,963	10/24/2008-10/23/2009	6.3525‰
Feicheng Branch of Transportation Bank	1,460,963	01/13/2009-10/11/2009	4.8667‰
Wenyang Branch of Feicheng Credit Bank	876,578	05/28/2009-05/28/2010	4.4250‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,212,599	01/24/2009-01/24/2010	4.4250‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,116,176	01/24/2009-01/24/2010	4.4250‰
Wenyang Branch of Feicheng Credit Bank	1,460,963	01/17/2009-01/17/2010	4.4250‰
Jinan Branch of Shanghai Pudong Bank	2,921,926	08/12/2008-08/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,460,963	08/01/2008-08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,460,963	05/31/2009-05/28/2010	5.800%	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Agriculture Bank	1,460,963	05/31/2009-05/28/2010	5.800%

Total	$22,782,257

Interest expense charged to operations for these bank loans was $768,932.04 for the six months ended June 30, 2009.  The weighted-average outstanding bank loan balance is $22,005,197, and the weighted-average monthly interest rate is 5.78‰.

Bank loans consist of the following as of December 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,700	02/28/2008-01/27/2009	7.47‰	Shandong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,459,000	02/28/2008-02/27/2009	7.47‰
Feicheng Branch of Bank of China	700,320	03/19/2008-03/18/2009	7.47‰
Feicheng Branch of Bank of China	612,780	03/19/2008-03/18/2009	7.47‰
Feicheng Branch of Bank of China	875,400	03/26/2008-03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	04/24/2008-04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,300	05/26/2008-05/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,313,100	06/03/2008-06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	10/24/2008-10/23/2009	6.3525‰
Taian Branch of Transportation Bank	729,500	07/28/2008-01/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,400	05/28/2008-05/28/2009	6.225‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,970	01/31/2008-01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,676	01/30/2008-01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,459,000	01/29/2008-01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,918,000	08/12/2008-08/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,459,000	08/01/2008-08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,459,000	11/28/2008-05/24/2009	5.460‰	Shandong Suolide Welding Materials Co.,Ltd
Wenyang Branch of Agriculture Bank	1,459,000	01/24/2008-01/22/2009	8.0925‰	Shandong Ashide Chemicals Co., Ltd.

Total	$22,022,146

Interest expense charged to operations for these bank loans was $1,804,733 for the year ended December 31, 2008. The weighted-average outstanding bank loan balance is $22,390,850; and the weighted-average monthly interest rate is 6.78‰.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Net income attributable to
China Ruitai International Holdings Co., Ltd. Shareholders	$2,588,506	$2,250,616

Weighted average shares used in basic computation	26,000,000	26,000,000

Effect of dilutive securities:
Warrants	350,000	50,000
Weighted average shares used in diluted computation	26,350,000	26,050,000

Earnings per share:
Basic	$0.10	$0.09

Diluted	$0.10	$0.09

Note 18- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)

Net income	$2,614,653	$2,273,349
Other comprehensive income, net of tax:
Effects of foreign currency conversion	21,553	697,513
Total other comprehensive, not of tax	21,553	697,513
Comprehensive income	2,636,206	2,970,862
Comprehensive income attributable to
the noncontrolling interest	(26,363)	(29,709)
Comprehensive income attributable to
China Ruitai International Holdings Co., Ltd.	$2,609,843	$2,941,154

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

Warrant costs charged to operation as consultant fees for the six months ended June 30, 2009 and 2008 were $29,000 and $58,000, respectively.

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

Warrant costs charged to operation as consultant fees for the six months ended June 30, 2009 and 2008 were $136,978 and $42,933, respectively.

Note 20- SEGMENT REPORTING

The major products consist of following

		For the six Months Ended
		June 30,
		2009	2008
	Revenue	(unaudited)	(unaudited)

1	Methyl Cellulose (MC)	1,135,236	2,174,326
2	Hydroxypropyl Methyl Cellulose (HPMC)	12,593,826	14,356,449
3	Hydroxypropyl Cellulose (HPC)	391,742	109,977
4	Ethyl Cellulose (EC)	1,004,286	981,889
5	Hydroxyethyl Cellulose (HEC)	462,224	569,311
6	HEMC	137,388	187,548
7	Hydroxypropyl Cellulose (HPC)	754	4,342
8	HP	159,578	121,210
9	Microcrystalline Cellulose (MCC)	83,199	28,916
10	CMC	20,932	69,661
11	Film Coating Pre-Mixed Reagent.	361,786	365,831
12	Raw materials	344,012	276,479

	Cost of Sales

1	Methyl Cellulose (MC)	954,475	1,773,444
2	Hydroxypropyl Methyl Cellulose (HPMC)	7,672,599	9,813,530
3	Hydroxypropyl Cellulose (HPC)	219,569	40,701
4	Ethyl Cellulose (EC)	490,483	613,526
5	Hydroxyethyl Cellulose (HEC)	379,979	533,406
6	HEMC	126,165	154,466
7	Hydroxypropyl Cellulose (HPC)	464	4,547
8	HP	44,309	47,010
9	Microcrystalline Cellulose (MCC)	55,881	23,699
10	CMC	23,325	103,576
11	Film Coating Pre-Mixed Reagent.	98,974	103,096
12	Raw materials	416,381	285,329

	Gross Profit

1	Methyl Cellulose (MC)	180,761	400,882
2	Hydroxypropyl Methyl Cellulose (HPMC)	4,921,227	4,542,919
3	Hydroxypropyl Cellulose (HPC)	172,173	69,276
4	Ethyl Cellulose (EC)	513,803	368,363
5	Hydroxyethyl Cellulose (HEC)	82,245	35,905

6	HEMC	11,223	33,082
7	Hydroxypropyl Cellulose (HPC)	290	(205)
8	HP	115,269	74,200
9	Microcrystalline Cellulose (MCC)	27,318	5,217
10	CMC	(2,393)	(33,915)
11	Film Coating Pre-Mixed Reagent.	262,812	262,735
12	Raw materials	(72,369)	(8,850)

Geographic Areas Information

While all of the Company’s assets and production are located in the PRC, the Company sales products to customers located in the United States, Finland, and other countries, as summarized in the following:

	For the Six Months Ended June 30,
	2009		2008
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRC	$10,307,170	61.74%	$13,804,952	71.73%
South Korea	1,982,589	11.88%	-	-
Finland	1,350,240	8.09%	1,580,100	8.21%
UAE	1,002,322	6.00%	670,726	3.49%
U.S.A.	532,003	3.19%	1,200,692	6.24%
Germany	241,728	1.45%	418,977	2.18%
Spain	-	-	357,458	1.86%
Other Countries	1,278,911	7.66%	1,213,034	6.30%
Total	$16,694,963	100.00%	$19,245,939	100.00%

Major Customers

The Company has a diversified customer base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shiangtaichem	$1,982,589	11.61%	$-	-
Bang And Bonsomer	1,350,240	7.91%	1,580,100	8.21%
Viscochem Research & Development Co., Ltd.	1,002,322	5.87%	-	-
ChangSha XiangTai Science and Technology Developing Co., Ltd.			2,005,525	10.42%
Total	$4,335,151	25.97%	$3,585,625	18.63%

Major Suppliers

The Company has a diversified Supplier base.  There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tianjun Changda Technology Co., Ltd.	$1,793,412	19.74%	$1,870,962	10.10%
Nantong Jiangshan Pesticide Chemical Co., Ltd.	1,108,259	12.20%	1,059,879	5.72%
Nantong (Xinyu) Chemical Transportation Co., Ltd.	852,025	9.38%	1,369,114	7.39%
Dongaxian Tianyuan Cellulose Co., Ltd.	850,102	9.36%	-	-
Zhongyang Jinhanjiang Cellulose Co., Ltd.	803,698	8.84%	-	-
JiNing XingChi Chemical Company	570,102	6.27%	-	-
ZiBo HuiLi Cellulose Co., Ltd.	-	-	5,433,853	29.34%
ChangSha XiangTai Science and Technology Developing Co., Ltd.	-	-	1,930,862	10.43%
Total	$5,977,598	65.78%	$11,664,670	62.99%

Note 21- LOSS ON PHYSICALY INVENTORY COUNT

During the period June 1, 2009 though June 8, 2009, Ruitai temporary stopped its manufacturing process to make repair and maintenance to its production equipments. At the meantime, Ruitai also physically counted its entire inventories, including finished goods, work-in-progress, and raw materials. While the variance of the total quantity was immaterial, there were quantity variances among major products. Ruitai made adjustments to these variances and recorded a loss of $146,200, which was primarily attributable to the difference of the costs of major products.

Note 22- ASSET RETIREMENT OBLIGATIONS

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

Note 23- COMMITMENTS AND CONTINGENCIES

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

Bank loans

As of June 30, 2009, the Company has an outstanding bank loans of $22,782,257, which is approximately 50% of its gross revenue in 2008.  In addition, these bank loans had a duration of one year and concentrated on certain financial institutions.  If these financial institutions stop extending loans to the Company when these loans are mature, the Company may have difficult to meet its payment obligations under the loan agreements.  This may significantly and negatively affect the Company's performance.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of June 30, 2009:

				Monthly
		Loan		Interest	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,169,039	09/18/2008- 09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,169,039	10/20/2008- 09/30/2009	6.93‰

Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	350,712	05/14/2009-05/13/2010	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰
Shandong Taipeng Co.,Ltd.	Feicheng Branch of Agriculture Bank	2,338,077	04/10/2009- 04/10/2010	4.425‰
Shandong Lulong Co.,Ltd.	Jinan Branch Shenzhen Development Bank	1,461,298	08/10/2009- 08/09/2010	5.531‰

	Total	$10,378,164

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Monthly
		Loan		Interest	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,093,760	09/18/2008- 09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/20/2008- 09/30/2009	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008- 05/13/2009	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰
Shandong Lulong Co.,Ltd.	Jinan Branch Shenzhen Development Bank	1,459,000	08/10/2008- 08/09/2009	5.531‰

	Total	$7,864,648

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

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of June 30, 2009:

				Amount in	Amount
		Bank Check		Restricted	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,922,596	01/10/2009- 07/10/2009	1,461,298	1,461,298
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,338,077	01/10/2009 -07/10/2010	1,169,039	1,169,039

	Total	$5,260,674

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Amount in	Amount
		Bank Check		Restricted	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,917,536	07/10/2008- 01/10/2009	1,458,768	1,458,768
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,334,029	07/10/2008- 01/10/2009	1,167,014	1,167,014

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008

Revenue

Sales.  During the three month period ended June 30, 2009, the Company had sales of $8,463,783 as compared to sales of $9,823,948 during the three month period ended June 30, 2008, a decrease of $1,360,165, or approximately 13.8%. The decrease in sales experienced by the Company was primarily attributable to: (i) the fact that the Company experienced a decrease of 100 tons in total units sold as a result of the general global economic slow-down; and (ii) the fact that the Company reduced the prices of its products to keep its prices in line with those of our competitors. The average selling price decreased $788 per ton, or approximately 12.8%, in the three month period ended June 30, 2009 as compared to the same period in 2008.

The following chart illustrates the changes in our revenue generated by sales of our products for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008:

Products	Three Month Period ended June 30,
	2009	2008	% Change
Methyl Cellulose (MC)	$762,926	$1,214,084	-37%
Hydroxypropyl Methyl Cellulose (HPMC)	6,476,598	7,627,930	-15%
Hydroxypropyl Cellulose (HPC)	49,976	42,235	+18%
Ethyl Cellulose (EC)	309,431	338,307	-9%
Hydroxyethyl Cellulose (HEC	273,789	197,935	+38%
HEMC	61,289	100,204	-39%
Hydroxypropyl Cellulose (HPC)	393	3,616	-89%
HP	98,779	54,588	+81%
Microcrystalline Cellulose (MCC)	54,124	23,156	+134%
CMC	11	35,202	-100%
Film Coating Pre-Mixed Reagent	131,595	183,523	-28%
Raw materials	244,872	3,168	+7,630%
Total Sales	$8,463,783	$9,823,948	-14%

Cost of Sales.  During the three month period ended June 30, 2009 the Company’s cost of sales was $5,506,063, as compared to Costs of Sales of $7,084,546 for the three month period ended June 30, 2008, a decrease of $1,578,483 of approximately 22%. This decrease in cost of sales experienced by the Company was primarily attributable to: i) a decrease in sales experienced by the Company; and ii) an overall decrease in the costs of raw materials utilized by the Company. The average cost of goods sold decreased $812 per ton, or approximately 19%, in the three months ended June 30, 2009 as compared to the same period in 2008.

Gross Profit.  During thee three month period ended June 30, 2009 the Company’s gross profit was $2,957,720, as compared to gross profit of $2,739,402 for the three month period ended June 30, 2008, an increase of $218,318, or approximately 7.9%. This increase in gross profit experienced by the Company was primarily attributable to the fact that the Company experienced a significant decrease in cost of goods sold from the period ended June 30, 2009 as compared to the same period in 2008.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, travel and other selling expenses totaled $444,994 for the three months ended June 30, 2009, as compared to $388,922 for the three month period ended June 30, 2008, an increase of $56,072 or approximately 14.4%. This increase is primarily attributable to an increase of $89,396 in sales commissions paid by the Company, and an increase of $12,624 in travel expenses paid by the Company.  These increases were slightly offset by decreases in other selling expenses due to the decrease in sales experienced by the Company.  The Company increased sales commissions and travel expenses to encourage its sales staff to maintain sales in an effort to combat the general slowdown in demand for the Company’s products.

General and Administrative Expenses.  General and administrative expenses totaled $683,737 for the three month period ended June 30, 2009, as compared to $677,350 for the three month period ended June 30, 2008, an increase of $6,387 or approximately 1%. This small increase is primarily attributable to increases of $126,698 in Research & Development expenses and $56,862 in financing fees, both of which were offset by decreases of $66,176 in payroll, of $64,536 in consultant fees, and $54,519 in various taxes during the three month period ended June 30, 2009 as compared to the same period in 2008.

Income From Operations

For the three month period ended June 30, 2009, the Company had income from operations in the amount of $1,828,989, as compared to income from operations of $1,673,130 for the three month period ended June 30, 2008, an increase of $155,859 or approximately 8.5%. The increase in income from operations experienced by the Company was primarily attributable to reduced costs for the acquisition of raw materials and increased selling expenses.

Interest Expense

For the three month period ended June 30, 2009, the Company incurred interest expense in the amount of $483,531, as compared to interest expense of $597,794 for the three month period ended June 30, 2008, a decrease of $114,263, or approximately 19%. The decrease in interest expense incurred by the Company resulted from the fact that the average annual interest rate decreased from 7.9% to 6.93%, a decrease of 0.97%, or approximately 12.2%.

Net Income

The Company had a net income of $1,200,681 for the three month period ended June 30, 2009 as compared to $1,059,425 for the three month period ended June 30, 2008, an increase of $141,256 or approximately 13.3%.  The increase in net income is primarily attributable to: i) the fact that the Company experienced an increase in imputed interest income from loans to Shandong Ruitai due to the increased average outstanding balance of the loans; and ii) the fact that the Company experienced a significant decrease in the cost of goods sold as a result of a decrease in the cost of raw materials.

Results of Operations for the Six Month Period Ended June 30, 2009 Compared to the Six Month Period Ended June 30, 2008

Revenue

Sales.  During the six month period ended June 30, 2009, the Company had sales of $16,694,963 as compared to sales of $19,245,939 during the six month period ended June 30, 2008, a decrease of $2,550,976, or approximately 13.3%. The decrease in sales experienced by the Company was primarily attributable to: (i) the fact that the Company experienced a decrease of 251 tons, or approximately 8.2%, in total units sold as a result of the general global economic slow-down; and (ii) the fact that the Company reduced the prices of its products to keep its prices in line with those of our competitors. The average selling price decreased $582 per ton, or approximately 9.1%, in the six months ended June 30, 2009 as compared to the same period in 2008;

The following chart illustrates the changes in our revenue generated by sales of our products for the six  month period ended June 30, 2009, as compared to the six month period ended June 30, 2008:

Products	Six Month Period ended June 30,
	2009	2008	% Change
Methyl Cellulose (MC)	$1,135,236	$2,174,326	- 47.8%
Hydroxypropyl Methyl Cellulose (HPMC)	12,593,826	14,356,449	- 12.3%
Hydroxypropyl Cellulose (HPC)	391,742	109,977	+ 256%
Ethyl Cellulose (EC)	1,004,286	981,889	+2.3%
Hydroxyethyl Cellulose (HEC	462,224	569,311	- 18.8%
HEMC	137,388	187,548	- 26.8%

Hydroxypropyl Cellulose (HPC)	754	4,342	- 82.6%
HP	159,578	121,210	+ 31.7%
Microcrystalline Cellulose (MCC)	83,199	28,916	+ 187.7%
CMC	20,932	69,661	- 70%
Film Coating Pre-Mixed Reagent	361,786	365,831	-1.1.%
Raw materials	344,012	276,479	+24.4%
Total Sales	$16,694,963	$19,245,939	- 13.3%

Cost of Sales.  During the six month period ended June 30, 2009 the Company’s cost of sales was $10,482,604, as compared to Costs of Sales of $13,496,330 for the six month period ended June 30, 2008, a decrease of $3,013,726, or approximately 22%. This decrease in cost of sales experienced by the Company was primarily attributable to: i) a decrease in sales experienced by the Company; and ii) an overall decrease in the costs of raw materials utilized by the Company. The average cost of goods sold decreased $729 per ton, or approximately 16.7%, in the six months ended June 30, 2009 as compared to the same period in 2008.

Gross Profit.  During the six month period ended June 30, 2009 the Company’s gross profit was $6,212,359, as compared to gross profit of $5,749,609 for the six month period ended June 30, 2008, an increase of $462,750 of approximately 8%. This increase in gross profit experienced by the Company was primarily attributable to the fact that the Company experienced a significant decrease in cost of goods sold from the period ended June 30, 2009 as compared to the same period in 2008.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, travel and other selling expenses totaled $733,971 for the six months ended June 30, 2009 as compared to $863,812 for the six month period ended June 30, 2008, a decrease of $129,841, or approximately 15%. This decrease is primarily attributable to a decrease of $38,467 in selling commissions, a decrease of $57,142 in freight out, and a decrease of $34,232 in other selling expenses due to the decrease in total units sold.

General and Administrative Expenses.  General and administrative expenses totaled $1,498,970 for the six month period ended June 30, 2009, as compared to $1,366,684 for the six month period ended June 30, 2008, an increase of $132,286, or approximately 9.7%.  This increase is primarily attributable to an increase of $287,375 in Research & Development expenses, which was offset by decreases of $57,594 in payroll and $84,536 in consultant fees during the six month period ended June 30, 2009 as compared to the same period in 2008.

Income From Operations

For the six month period ended June 30, 2009, the Company had income from operations in the amount of $3,979,418, as compared to income from operations of $3,519,113 for the six month period ended June 30, 2008, an increase of $460,305, or approximately 13%. The increase in income from operations experienced by the Company was primarily attributable to a combination of reduced costs for the acquisition of raw materials and reduced selling expenses.

Net Income

The Company had a net income of $2,614,653 for the six month period ended June 30, 2009 as compared to $2,273,349 for the six month period ended June 30, 2008, an increase of $341,304 or approximately 15%.

The increase in net income is primarily attributable to: i) the fact that the Company experienced an increase in imputed interest income from loans to Shandong Ruitai due to the increased average outstanding balance of the loans; and ii) the fact that the Company experienced a significant decrease in the cost of goods sold as a result of a decrease in the cost of raw materials.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of June 30, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $71,633,551, as compared to total current assets of $57,279,375 at December 31, 2008, an increase of $14,354,176, or approximately 25%; and ii) total assets of $96,957,959 as of June 30, 2009, compared to $82,119,175 as of December 31, 2008, an increase of $14,838,784, or approximately 18%  The Company’s total assets increased due to changes that the Company experienced in cash and cash equivalents, bank checks and commercial paper, restricted cash, and amounts due from a related party, all of which are discussed below.

Cash and Cash Equivalents.  As of June 30, 2009, our unaudited balance sheet reflects that we have cash and cash equivalents of $1,865,139, as compared to $5,319,456, at December 31, 2008 a decrease of 3,454,317, or approximately 6.5%.  The decrease is primarily attributable to the increase experienced by the Company in its loans to a related party, Shandong Ruitai.

Bank Checks and Commercial Paper.  As of June 30, 2009, our unaudited balance sheet reflects that we have bank checks and commercial paper of $9,033,677 as compared to bank checks and commercial paper of $8,244,207 at December 31, 2008, an increase of $789,470, or approximately 9.6%.  The increase in the Company’s bank checks and commercial paper was primarily attributable to cash conversion of outstanding bank checks and commercial paper.

Restricted Cash. As of June 30, 2009, our unaudited balance sheet reflects that we have restricted cash of $29,219,261, as compared to restricted cash of $19,112,900, at December 31, 2008, an increase of $10,106,361, or approximately 5.3%.  The increase in restricted cash was primarily attributable to the increase in compensation balance needed to secure the bank checks payable due to  an overall increase in bank checks payable.

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

As of June 30, 2009, our unaudited balance sheet reflects that we have an amount due from related party of $ 21,871,990 , as compared to an amount due from related party of $ 16,253,548 at December 31, 2008, an increase of $ 5,618,442 . The increase in the amount due from related party from December 2008 to June 2009 was primarily attributable to: i) the fact that the Company advanced additional funds to Shandong RuiTai; and ii)  the fact that Shandong Ruitai did not meet its payment obligations under the Loan Contract  and as a result, Shandong Ruitai is in default under the terms of the Loan Contact, a copy of which was filed as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.  Currently, Shandong Ruitai is in default under the Loan Agreement. The Management of the Company is negotiating with Shandong Ruitai regarding the potential restructuring of the debt and is also considering other options.

Total Current Liabilities

As of June 30, 2009, our unaudited balance sheet reflects that we have total current liabilities of $77,995,591, as compared to total current liabilities of $65,958,991 at December 31, 2008, an increase of $12,036,600, or approximately 18.2%.  The increase in the Company’s total current liabilities was primarily attributable to an increase experienced by the Company in Bank Check Payable.

Bank Checks Payable.  As of June 30, 2009, our unaudited balance sheet reflects that we have Bank Checks Payable of $39,446,002, as compared to bank checks payable of $29,180,000 as of December 31, 2008, an increase of $10,266,002, or approximately 35%. The increase in our Bank Checks Payable was primarily attributable to the Company’s utilization of Bank Checks for business operations.

Operating Activities

Our unaudited balance sheet reflects that net cash of $12,843,530 was provided by operating activities during the six period ended June 30, 2009, compared to net cash used by operating activities of $420,569 during the six month period ended June 30, 2008, representing a change of $ 12,422,961.  The increase in net cash provided by our operating activities was primarily attributable to increases in bank checks payables, accounts payable and accrued expenses, and a decrease in inventory.

Investing Activities

During the six month period ended June 30, 2009, the net cash used in investing activities was $(6,915,391), as compared to net cash provided by investing activities of $221,688 for the six month period ended June 30, 2008, a change of $6,693,703 in the cash used in investing activities. The change in net cash used in investing activities was primarily attributable to an increase in loans to a related party.

Financing Activities

During the six month period ended June 30, 2009, the net cash used by financing activities was $(9,390,876), as compared to net cash provided by financing activities of $1,339,092 for the six month period ended June 30, 2008. The change in net cash used by financing activities was primarily attributable to an increase in restricted cash needed to secure the bank checks payable.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 14, 2009

By: /s/ Gang Ma, Chief Financial Officer

Date: August 14, 2009