Form 10-Q
period 2009-09-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2009-11-18
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 18, 2009 the Issuer had 26,000,000 shares of common stock issued and outstanding.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

 FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5-6

Consolidated Statements Of Changes In Shareholders' Equity And Comprehensive Income	7-9

Consolidate Statements of Cash Flows	10-11

Notes to Unaudited Financial Statements	12-37

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,315,910	$5,319,456
Bank checks and commercial paper	3,325,531	8,244,207
Accounts receivable, net (Note 5)	5,221,491	3,295,341
Due from unaffiliated suppliers (Note 6)	528,929	346,976
Prepaid expenses (Note 7)	3,041,623	2,330,898
Inventory (Note 8)	6,678,788	8,157,592
Advance to employees (Note 15)	217,468	150,294
Restricted cash (Note 11)	25,155,026	19,112,900
Due from a related party-current portion (Note 15)	25,191,376	10,321,711
Total current assets	79,676,142	57,279,375

Property and Equipment, net (Note 9)	13,283,937	12,936,668
Land use right, net (Note 10)	5,015,572	5,084,515
Long-term investment	888,908	886,780
Due from a related party (Note 15)	5,931,837	5,931,837
Total Assets	$104,796,396	$82,119,175

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 16)	$27,193,749	$22,022,146
Bank checks payable (Note 12)	40,950,042	29,180,000
Accounts payable and accrued expenses	6,605,415	6,247,060
Taxes payable	6,395,751	5,411,445
Deferred revenue	182,427	418,776
Due to employees (Note 15)	1,622,723	1,707,383
Employee security deposit	1,038,818	972,181
Total Current Liabilities	83,988,925	65,958,991

Commitments and Contingencies (Note 22)	-	-

Shareholders' Equity:
China Ruitai International Holdings Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized,
no shares outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
September 30, 2009 and December 31, 2008	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Unamortized contractual services costs	-	(165,978)
Statutory Reserves	1,369,652	1,369,652
Retained earnings	14,954,348	10,560,128
Accumulated other comprehensive income	1,346,633	1,304,357
Total China Ruitai International Holdings Co., Ltd. Shareholders' equity	20,604,804	16,002,330
Noncontrolling Interest	202,667	157,854
Total Shareholders' Equity	20,807,471	16,160,184
Total Liabilities and Shareholders' Equity	$104,796,396	$82,119,175

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$10,181,155	$12,716,798	$26,876,118	$31,962,737
Costs of Sales	6,864,455	8,678,426	17,347,059	22,174,756
Gross Profit	3,316,700	4,038,372	9,529,059	9,787,981

Operating Expenses

Selling expenses
Sales commission	99,769	149,493	386,216	474,407
Freight-out	170,768	289,765	494,549	670,688
Advertising	-	16,262	26,019	33,695
Travel and entertainment	21,210	23,618	90,200	86,704
Office expenses	16,267	15,096	32,875	66,859
Other selling expenses	9,246	9,234	21,372	34,927
Total selling expenses	317,260	503,468	1,051,231	1,367,280

General and administrative expenses
Payroll and employees benefits	179,463	119,775	394,643	392,549
Insurance	37	7,937	187,847	171,765
Consultant fees	55,050	167,398	258,238	455,122
Professional fees	9,453	6,899	49,472	23,759
Research and development expenses	2,205	-	289,580	-
Depreciation and amortization expenses	37,162	27,755	107,852	81,059
Taxes	32,293	71,258	119,553	175,017
Office expenses	105,660	187,307	342,034	448,322
Travel and entertainment	75,903	50,303	198,464	202,985
Other general and administrative	18,656	77,751	67,169	132,489
Total general and administrative expenses	515,882	716,383	2,014,852	2,083,067

Total Operating Expenses	833,142	1,219,851	3,066,083	3,450,347

Income from Operations	2,483,558	2,818,521	6,462,976	6,337,634

Other Income (Expense)
Interest income	751,983	461,173	1,676,899	1,182,170
Interest expense	(783,328)	(1,009,475)	(2,032,410)	(2,234,495)
Governmental subsidies	-	171,885	-	171,885
Gain(Loss) on foreign currency transaction	(25,415)	(210,889)	(36,352)	(203,073)
Loss on physical inventory count (Note 21)	-	-	(146,200)	-
Other income (expense)	5,140	1,576	(6,771)	9,801
Total other income (expense)	(51,620)	(585,730)	(544,834)	(1,073,712)

Income before Provision for
Income Tax	2,431,938	2,232,791	5,918,142	5,263,922

Provision for Income Tax	607,985	558,198	1,479,536	1,315,980

Net Income	1,823,953	1,674,593	4,438,606	3,947,942

Less: Net income attributable to noncontrolling interest	(18,239)	(16,746)	(44,386)	(39,479)

Net Income attributable to
China Ruitai International Holdings Co., Ltd.	$1,805,714	$1,657,847	$4,394,220	$3,908,463

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock $0.001 Par Value			Additional Paid-in (Registered)	Unamortized contractual services	Statutory	Retained Earnings	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders'	Comprehensive

	Shares	Amount		Capital	costs	Reserves	(Deficit)	Income	Interest	Equity	Income
Balances at
December 31, 2006	22,645,348	$22,645	$	$ 2,369,526	$-	$272,979	$1,594,417	$80,376	$43,847	$4,383,790

Reverse merger adjustment *	3,354,652	3,355		(3,355)	-	-	-	-	-	-

Comprehensive income
Net income	-	-		-	-	-	4,875,834	-	49,251	4,925,085	$4,925,085
Other comprehensive income, net of tax:
Effects of foreign currency conversion								490,336	4,955	495,291	495,291
Total other comprehensive income											495,291
Total comprehensive income											$5,420,376

Appropriation to
statutory reverse funds	-	-		-	-	769,376	(769,376)	-	-	-

Balances at
December 31, 2007	26,000,000	$26,000		$2,366,171	$-	$1,042,355	$5,700,875	$570,712	$98,053	$9,804,166

150,000 shares of warrants issued for
contractual services	-	-	174,000	(29,000)	-	-	-	-	145,000

200,000 shares of warrants issued for
contractual services	-	-	368,000	(136,978)	-	-	-	-	231,022

Comprehensive income
Net income	-	-	-	-	-	5,186,550	-	52,389	5,238,939	$5,238,939
Other comprehensive income, net of tax:
Effects of foreign currency conversion							733,645	7,412	741,057	741,057
Total other comprehensive income										741,057
Total comprehensive income										$5,979,996

Appropriation to
statutory reverse funds	-	-	-	-	327,297	(327,297)	-	-	-
Balances at
December 31, 2008	26,000,000	$26,000	$2,908,171	$(165,978)	$1,369,652	$10,560,128	$1,304,357	157,854	$16,160,184

150,000 shares of warrants issued for
contractual services	-	-	-	29,000	-	-	-		29,000

200,000 shares of warrants issued for
contractual services	-	-	-	136,978	-	-	-		136,978

Comprehensive income

Net income	-	-	-	-	-	4,394,220	-	44,386	4,438,606	$4,438,606
Other comprehensive income, net of tax:
Effects of foreign currency conversion							42,276	427	42,703	42,703
Total other comprehensive income										42,703
Total comprehensive income										$4,481,309

Balances at
September 30, 2009	26,000,000	$26,000	$2,908,171	$-	$1,369,652	$14,954,348	$1,346,633	202,667	$20,807,471

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.
See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$4,394,220	$3,908,463
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	44,386	39,479
Depreciation	967,838	503,881
Amortization of land use rights	80,328	51,444
Amortization of contractual service costs	165,978	238,478
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	4,934,918	(1,047,463)
(Increase)/Decrease in accounts receivable	(1,916,865)	(3,364,446)
(Increase)/Decrease in prepaid expenses	(704,625)	181,090
(Increase)/Decrease in inventory	1,497,306	(1,477,159)
(Increase)/Decrease in advance to employees	(66,765)	(127,742)
Increase/(Decrease) in accounts payable
and accrued expenses	343,116	(1,653,536)
Increase/(Decrease) in bank checks payable	11,691,617	12,094,828
Increase/(Decrease) in taxes payable	970,622	1,249,217
Increase/(Decrease) in deferred revenue	(237,184)	251,260
Increase/(Decrease) in employee security deposit	64,258	88,947
Net cash provided (used) by operating activities	22,229,148	10,936,740

Investing Activities

Purchase of fixed assets	(1,282,358)	(1,753,506)
Loans to unaffiliated suppliers	(180,990)	-
Payback of loans to unaffiliated suppliers	-	519,915
Loans to a related party	(14,820,016)	(6,142,086)
Net cash (used) by investing activities	(16,283,364)	(7,375,677)

Financing Activities

Bank loans	5,115,079	2,857,610
Decrease (Increase) in restricted cash to secure bank checks payable	(5,991,954)	(6,943,834)
Loans from employees	-	436,098
Payback of loans from employees	(88,694)	-
Net cash provided (used) by financing activities	(965,569)	(3,650,126)

Increase (decrease) in cash	4,980,215	(89,063)
Effects of exchange rates on cash	16,239	516,397
Cash at beginning of period	5,319,456	4,166,713
Cash at end of period	$10,315,910	$4,594,047

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$2,038,052	$2,307,952
Income taxes	$515,767	$394,386

See Notes to Consolidated Financial Statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In Management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

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

Note 2- ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,346,633 as of September 30, 2009, and $1,304,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.838 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 6.843 RMB and 7.00 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Fair Value of Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 18, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the nine months ended September 30, 2009 and 2008, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the nine months ended September 30, 2009 and 2008, respectively.  The Company may sell these investments back to the bank at the book value.

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

Property, Plant and Equipment (continued)

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy revenue of $0 and $171,885 for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The research and development cost was immaterial in the nine months ended September 30, 2008, and was included into other general and administration expenses. The research and development cost was $289,580 for the nine months ended September 30, 2009, which principally included materials used in developing new products.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses.  Advertising costs was $26,019 and $33,695 for the nine months ended September 30, 2009 and 2008, respectively.

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

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB guidance establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.  The Company currently operates in one principal business segment.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $95,284, and $55,643 for the nine months ended

September 30, 2009 and 2008, respectively.

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

Income Taxes

The Company accounts for income tax using the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company accounts for income taxes in interim periods in accordance with FASB guidance.  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.  The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are 350,000 shares and 350,000 shares of warrants issued and outstanding as of September 30, 2009 and 2008, respectively, as more fully disclosed in Note 19.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The Management does not expect that the adoption of this new guidance would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination. The Company adopted this new guidance on January 1, 2009. There was no significant impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued new guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15,

2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The Company adopted this new guidance on January 1, 2009. There was no material impact on the Company’s financial position and results of operations upon adoption, and their effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial statements.

Note 5- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Accounts receivable	$6,827,966	$4,867,649
Less: Allowance for doubtful accounts	(1,606,475)	(1,572,308)
Accounts receivable, net	$5,221,491	$3,295,341

Bad debt expense charged to operations was $38,297 and $43,761 for the nine months ended September 30,

2009 and 2008, respectively.

Note 6- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Fengcheng Yingbo Food Co., Ltd.	$292,500	$291,800
Shangdong Ashide Chemicals Co., Ltd.	73,125	-
Other companies	163,304	55,176
	$528,929	$346,976

Note 7- PREPAID EXPENSES

Prepaid expenses consist of following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Machinery and parts	$127,518	$308,325
Raw materials and supplies	2,667,635	1,811,725
Packing and supply materials	8,362	1,610
Freight-out	3,334	1,268
Consultancy fees	207,888	207,123
Office expenses	26,886	847
	$3,041,623	$2,330,898

Note 8- INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Finished goods	$3,859,438	$5,492,366
Work-in-progress	976,166	1,044,048
Raw materials	1,535,058	1,576,534
Supplies and packing materials	308,126	44,644
	$6,678,788	$8,157,592

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2009	2008
	(unaudited)

Building and warehouses	$7,919,848	$7,835,356
Machinery and equipment	9,571,560	8,743,251
Office equipment and furniture	74,673	63,597
Motor vehicles	465,044	463,928
	18,031,125	17,106,132

Less: Accumulated depreciation	(5,292,777)	(4,315,364)

Add: Construction in progress	545,589	145,900

Total	$13,283,937	$12,936,668

Depreciation expense charged to operations was $967,838 and $778,021 for the nine months ended September 30, 2009 and 2008, respectively.

Note 10- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	September 30,	December 31,
	2009	2008
	(unaudited)

Land use right	$5,409,636	$5,396,684
Less: Amortization	(394,064)	(312,169)
Land use right, net	$5,015,572	$5,084,515

Amortization expense charged to operations was $80,328 and $77,957 for the nine months ended September 30, 2009 and 2008, respectively.

Note 11- RESTRICTED CASH

Restricted cash consists of following:

	September 30,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Jinan Branch of Shanghai Pudong Development Bank	$-	$4,377,000
Feicheng Branch of Bank of China	3,071,253	1,459,000
Wenyang Branch of Agriculture Bank	1,755,002	1,750,800
Wenyang Credit Bank	3,510,004	3,501,600
Feicheng Branch of Transportation Bank	2,193,752	2,188,500
Jinan Wendong Branch of Shenzhen Development Bank	8,775,009	5,836,000
Jinan Branch of Bank of Qingdao	5,850,006	-
	$25,155,026	$19,112,900

Note 12- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	September 30,	December 31,
Financial Institutions	2009	2008
	(unaudited)

Feicheng Branch of Bank of China	$6,581,257	$2,918,000
Feicheng Branch of Transportation Bank	3,656,254	4,377,000
Wenyang Credit Bank	5,850,006	5,836,000
Jinan Branch of Shanghai Pudong Development Bank	-	4,377,000
Wenyang Branch of Agriculture Bank	2,925,003	2,918,000
Jinan Wendong Branch of Shenzhen Development Bank	13,162,513	8,754,000
Jinan Branch of Bank of Qingdao	8,775,009	-
	$40,950,042	$29,180,000

Note 13- INTEREST INCOME

Interest income consists of following:

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Imputed interest income from loans to Shangdong Ruitai	$1,183,144	$813,657
Interest income from deposits in banks	493,755	368,513
	$1,676,899	$1,182,170

Note 14- INTEREST EXPENSES

Interest expenses consist of following:

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Interest expenses for bank loans	$1,149,496	$1,343,908
Interest expenses for discount on bank checks	787,017	778,315
Interest expenses for due to employees	95,897	112,272
	$2,032,410	$2,234,495

Note 15- RELATED PARTY TRANSACTIONS

Purchase from a related party

TaiAn purchases hot steam from Shandong Ruitai' power plant. Hot steam is one of the major raw material for TaiAn's production and TaiAn records the costs of hot steam into its manufacturing costs.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.  TaiAn purchase hot steam of $2,417,037 and $1,295,104 from Shandong Ruitai in the nine months ended September 30, 2009 and 2008, respectively.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 5‰ interest on these loans monthly.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $95,897 and $112,272 for the nine months ended September 30, 2009 and 2008, respectively.

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

Due from a related party

“Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"), the former majority owner of TaiAn.  Shandong Ruitai had owned 75% equity ownership interest of TaiAn January 2000 through February 2007.   On March 20, 2007, Shandong Ruitai sold 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd.  Mr. Xingfu Lu, our President, and Mr. Dianmin Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shangdong Ruitai and the balance amounted to $31,123,213 as of September 30, 2009.  These loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from a shareholder are classified as cash flows from investing activities.   The Managements evaluates the financial resources of the borrower on a regular basis, to make sure Shandong Ruitai has the capability to pay back these loans.

As TaiAn became the only operating subsidiary of a public company, TaiAn signed loan agreement with Shangdong Ruitai in December 2007.  Pursuant to the loan agreement, Shangdong Ruitai will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lu and Mr. Ma guarantee the loans.  Also, Shandong Ruitai will gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.  However, Shandong Ruitai did not meet its payment obligations under the loan agreement and as a result, Shandong Ruitai is in default under the terms of the loan agreement. The Management of the Company is negotiating with Shandong Ruitai regarding the restructuring of the debt, as more fully disclosed in Note 24.

The following is a summary of due from Shandong Ruitai:

	September 30,	December 31,
	2009	2008
	(unaudited)
Due from Shangdong Ruitai-current portion	$25,191,376	$10,321,711
Due from Shangdong Ruitai-long-term portion	5,931,837	5,931,837
Total due from Shandong Ruitai	$31,123,213	$16,253,548

Imputed interest income recognized from due from Shangdong Ruitai amounted to $1,183,144 and $813,657 for the nine months ended September 30, 2009 and 2008.

Note 16- BANK LOANS

Bank loans consist of the following as of September 30, 2009:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$438,750	02/04/2009-01/28/2010	4.868‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,462,501	02/27/2009-02/26/2010	4.368‰
Feicheng Branch of Bank of China	702,001	03/18/2009-03/17/2010	4.868‰
Feicheng Branch of Bank of China	614,251	03/18/2009-03/17/2010	4.868‰
Feicheng Branch of Bank of China	877,501	03/25/2009-03/24/2010	4.868‰
Feicheng Branch of Bank of China	1,462,501	04/23/2009-04/22/2010	6.848‰
Feicheng Branch of Bank of China	1,023,751	05/26/2009-05/25/2010	4.425‰
Feicheng Branch of Bank of China	1,316,251	06/02/2009-06/01/2010	4.425‰
Feicheng Branch of Bank of China	1,462,501	10/24/2008-10/23/2009	6.3525‰
Feicheng Branch of Transportation Bank	1,462,501	01/13/2009-10/11/2009	4.8667‰

Wenyang Branch of Feicheng Credit Bank	877,501	05/28/2009-05/28/2010	4.4250‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,213,876	01/24/2009-01/24/2010	4.4250‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,117,351	01/24/2009-01/24/2010	4.4250‰
Wenyang Branch of Feicheng Credit Bank	1,462,501	01/17/2009-01/17/2010	4.4250‰
Jinan Branch of Shanghai Pudong Bank	2,925,003	08/20/2009-08/20/2010	5.310%	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	2,925,003	08/20/2009-08/20/2010	5.310%
Wenyang Branch of Agriculture Bank	1,462,501	05/31/2009-05/28/2010	5.800%	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Agriculture Bank	1,462,501	05/31/2009-05/28/2010	5.800%
Jinan Branch of Bank of Qingdao	2,925,003	09/21/2009-09/21/2010	5.841%

Total	$27,193,749

Interest expense charged to operations for these bank loans was $1,149,496 for the nine months ended September 30, 2009.  The weighted-average outstanding bank loan balance is $22,696,662, and the weighted-average monthly interest rate is 5.48‰.

Bank loans consist of the following as of December 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,700	02/28/2008-1/27/2009	7.47‰	Shandong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,459,000	02/28/2008-2/27/2009	7.47‰
Feicheng Branch of Bank of China	700,320	03/19/2008-3/18/2009	7.47‰
Feicheng Branch of Bank of China	612,780	03/19/2008-3/18/2009	7.47‰
Feicheng Branch of Bank of China	875,400	03/26/2008-3/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	04/24/2008-4/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,300	05/26/2008-5/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,313,100	06/03/2008-6/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	10/24/2008-0/23/2009	6.3525‰
Taian Branch of Transportation Bank	729,500	07/28/2008-1/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,400	05/28/2008-5/28/2009	6.225‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,970	01/31/2008-1/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,676	01/30/2008-1/30/2009	6.225‰

Wenyang Branch of Feicheng Credit Bank	1,459,000	01/29/2008-1/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,918,000	08/12/2008-8/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,459,000	08/01/2008-8/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,459,000	11/28/2007-5/24/2009	5.460‰	Shandong Suolide Welding Materials Co., Ltd
Wenyang Branch of Agriculture Bank	1,459,000	01/24/2008-1/22/2009	8.0925‰	Shandong Ashide Chemicals Co., Ltd.

Total	$22,022,146

Interest expense charged to operations for these bank loans was $1,804,733 for the year ended December 31, 2008. The weighted-average outstanding bank loan balance is $22,390,850; and the weighted-average monthly interest rate is 6.78‰.

Note 17- EARNINGS PER SHARE

The following is information of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to
China Ruitai International Holdings
Co., Ltd. Shareholders	$1,805,714	$1,657,847	$4,394,220	$3,908,463

Weighted average shares
used in basic computation	26,000,000	26,000,000	26,000,000	26,000,000

Effect of dilutive securities:
Warrants	350,000	275,815	350,000	199,650

Weighted average shares
used in diluted computation	26,350,000	26,275,815	26,350,000	26,199,650

Earnings per share:
Basic	$0.07	$0.06	$0.17	$0.15

Diluted	$0.07	$0.06	$0.17	$0.15

Note 18- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$1,823,953	$1,674,593	$4,438,606	$3,947,942
Other comprehensive income, net of tax:
Effects of foreign currency conversion	21,150	41,955	42,703	739,468
Total other comprehensive, not of tax	21,150	41,955	42,703	739,468
Comprehensive income	1,845,103	1,716,548	4,481,309	4,687,410
Comprehensive income attributable to
the noncontrolling interest	(18,450)	(17,164)	(44,813)	(46,873)
Comprehensive income attributable to
China Ruitai International Holdings Co., Ltd.	$1,826,653	$1,699,383	$4,436,496	$4,640,537

Note 19- WARRANT

During March 2008 the Company engaged a consultant to conduct a program of investor relations activities, for a primary period of twelve months ended February 28, 2009, and continue on a month-to-month basis thereafter upon mutual consent.  The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company's restricted common stock at a price of $3.05 per share.  The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008.    The Management valued the warrant at $1.16 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $174,000, which will be amortized over the prospective beneficial period.  The parties terminated the service contract after its primary period on February 28, 2009.

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

Warrant costs charged to operation as consultant fees for the nine months ended September 30, 2009 and 2008 were $29,000 and $101,500, respectively.

On May 19, 2008, the Company engaged a consultant to as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail.  One of the compensation to the consultant is to issue the consultant a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share.  The warrant has a term of five (5) years and was issued on May 19, 2008.    The Management valued the warrant at $1.84 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.  The parties terminated the service contract after its first one-year period on May 19, 2009.

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

Warrant costs charged to operation as consultant fees for the nine months ended September 30, 2009 and 2008 were $136,978 and $136,978, respectively.

Note 20- SEGMENT REPORTING

The major products consist of following

		For the Nine Months Ended
		September 30,
		2009	2008
	Revenue	(unaudited)	(unaudited)

1	Methyl Cellulose (MC)	1,528,794	3,009,463
2	Hydroxypropyl Methyl Cellulose (HPMC)	19,925,497	24,889,163
3	Hydroxypropyl Cellulose (HPC)	1,030,605	246,612
4	Ethyl Cellulose (EC)	1,484,186	1,594,100
5	Hydroxyethyl Cellulose (HEC)	766,734	885,181
6	HEMC	225,344	208,662
7	Hydroxypropyl Cellulose (HPC)	1,649	5,052
8	HP	245,802	193,049
9	Microcrystalline Cellulose (MCC)	236,810	41,160
10	CMC	20,934	100,497
11	Film Coating Pre-Mixed Reagent.	534,253	510,406
12	Raw materials	875,510	279,392

	Cost of Sales

1	Methyl Cellulose (MC)	1,264,839	2,457,155
2	Hydroxypropyl Methyl Cellulose (HPMC)	12,485,029	16,914,451
3	Hydroxypropyl Cellulose (HPC)	639,341	113,001
4	Ethyl Cellulose (EC)	773,590	1,062,007
5	Hydroxyethyl Cellulose (HEC)	659,578	775,107
6	HEMC	203,976	171,241
7	Hydroxypropyl Cellulose (HPC)	1,383	5,330
8	HP	70,840	72,968
9	Microcrystalline Cellulose (MCC)	163,808	32,750
10	CMC	23,327	141,899
11	Film Coating Pre-Mixed Reagent.	144,702	140,511
12	Raw materials	916,646	288,336

	Gross Profit

1	Methyl Cellulose (MC)	263,955	552,308
2	Hydroxypropyl Methyl Cellulose (HPMC)	7,440,468	7,974,712
3	Hydroxypropyl Cellulose (HPC)	391,264	133,611
4	Ethyl Cellulose (EC)	710,596	532,093
5	Hydroxyethyl Cellulose (HEC)	107,156	110,074
6	HEMC	21,368	37,421
7	Hydroxypropyl Cellulose (HPC)	266	(278)
8	HP	174,962	120,081
9	Microcrystalline Cellulose (MCC)	73,002	8,410
10	CMC	(2,393)	(41,402)
11	Film Coating Pre-Mixed Reagent.	389,551	369,895
12	Raw materials	(41,136)	(8,944)

Geographic Areas Information

While all of the Company’s assets and production are located in the PRC, the Company sales products to customers located in the South Korea, UAE, United States, Finland, and other countries, as summarized in the following:

	For the Nine Months Ended September 30,
	2009		2008
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRC	$17,215,821	64.06%	$22,518,582	70.45%
South Korea	3,554,579	13.23%	530,568	1.66%
UAE	1,577,526	5.87%	1,293,676	4.05%

Finland	1,350,425	5.02%	2,027,325	6.34%
Germany	867,195	3.23%	1,342,156	4.20%
U.S.A.	868,714	3.23%	1,980,271	6.20%
Spain	186,552	0.69%	712,395	2.23%
Other Countries	1,255,307	4.67%	1,557,765	4.87%
Total	$26,876,118	100.00%	$31,962,737	100.00%

Major Customers

The Company has a diversified customer base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Nine Months Ended September 30,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shiang Tai Chem & Pharmacy., Ltd.	$3,554,579	13.04%	$-	-
Viscochem Research & Development Co., Ltd.	1,577,526	5.79%	-	-
Zao Bang and Bonsomer Group Co., Ltd.	1,350,425	4.96%	2,027,325	6.34%
ChangSha XiangTai Science and Technology Developing Co., Ltd.	-	-	3,409,959	10.67%
Total	$6,482,530	24.12%	$5,437,284	17.01%

Major Suppliers

The Company has a diversified Supplier base.  There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Nine Months Ended September 30,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tianjun Changda Technology Co., Ltd.	$2,720,356	18.49%	$3,205,268	12.15%
Nantong Jiangshan Pesticide Chemical Co., Ltd.	1,992,764	13.55%	1,919,015	7.27%
Nantong (Xinyi) Chemical Transportation Co., Ltd.	1,443,649	9.81%	1,568,730	5.95%
Zhongyang Jinhanjiang Cellulose Co., Ltd.	1,419,713	9.65%	-	-
JiNing XingChi Chemical Company	1,216,199	8.27%	-	-
Dongaxian Tianyuan Cellulose Co., Ltd.	1,156,975	7.87%	-	-
ZiBo HuiLi Cellulose Co., Ltd.	-	-	6,862,945	26.02%
ChangSha XiangTai Science and Technology Developing Co., Ltd.	-	-	3,355,196	12.72%

Total	$9,949,656	67.64%	$16,911,154	64.11%

Note 21- LOSS ON PHYSICAL INVENTORY COUNT

During the period June 1, 2009 though June 8, 2009, TaiAn temporary stopped its manufacturing process to make repair and maintenance to its production equipments. At the meantime, TaiAn also physically counted its entire inventories, including finished goods, work-in-progress, and raw materials. While the variance of the total quantity was immaterial, there were quantity variances among major products. Ruitai made adjustments to these variances and recorded a loss of $146,200, which was primarily attributable to the difference of the costs of major products.

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

In addition, the Company anticipates operating its manufacturing facilities indefinitely into the future thereby rendering the potential range of settlement dates as indeterminate.  Therefore, the Company has not recorded any AROs to recognize legal obligations associated with the retirement of tangible long-lived assets, as contemplated by FASB guidance.

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

Bank loans

As of September 30, 2009, the Company has outstanding bank loans of $27,193,749, which is approximately 66% of its gross revenue in 2008.  In addition, these bank loans had a duration of one year and concentrated on certain financial institutions.  If these financial institutions stop extending loans to the Company when these loans are mature, the Company may have difficult to meet its payment obligations under the loan agreements.  This may significantly and negatively affect the Company's performance.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2009:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,169,039	09/18/2009- 09/17/2010	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,169,039	10/01/2009- 09/30/2010	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	350,712	05/14/2009- 05/13/2010	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰
Shandong Taipeng Co., Ltd.	Feicheng Branch of Agriculture Bank	2,338,077	04/10/2009- 04/10/2010	4.425‰
Shandong Lulong Co., Ltd.	Jinan Branch Shenzhen Development Bank	1,461,298	08/10/2009- 08/09/2010	5.531‰

	Total	$10,378,164

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

		Loan		Monthly	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Interest Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,093,760	09/18/2008- 09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/20/2008- 09/30/2009	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008- 05/13/2009	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰

Shandong Lulong Co., Ltd.	Jinan Branch Shenzhen Development Bank	1,459,000	08/10/2008- 08/09/2009	5.531‰

	Total	$7,864,648

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

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2009:

				Amount in	Amount
		Bank Check		Restricted	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,925,002	01/10/2009-07/10/2010	1,462,501	1,462,501
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,340,002	01/10/2009-07/10/2010	1,170,001	1,170,001

	Total	$5,265,004

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Amount in	Amount
		Bank Check		Restricted	Guaranteed
Borrower	Financial Institutions	Amount	Duration	Bank Account	By the Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,917,536	07/10/2008-01/10/2009	1,458,768	1,458,768
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,334,029	07/10/2008-01/10/2009	1,167,014	1,167,014

Note 24- SUBSEQUENT EVENT

On November 15, 2009, TaiAn executed an agreement with Shandong Ruitai, pursuant to which, the parties agreed that Shandong Ruitai will transfer 16 apartments in a residential building located in Beijing City, PRC, totalling approximately 44,600 square feet, to TaiAn to partially offset the amount of money due and owing as a result of TaiAn’s loans to Shandong Ruitai. While the balance of the loans as of September 30, 2009 was $31,123,213, the value of the apartments appraised on November 10, 2009 by an independent appraiser certificated by the local government was $14,083,543 (RMB 96,156,800 the exchange rate is 6.8276 RMB to $1.00 USD on November 15, 2009). The parties anticipate that the transaction relating to the 16 apartments will be closed in December 2009.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended September 30, 2009 Compared to the Three Month Period Ended September 30, 2008

Revenue

Sales.  During the three month period ended September 30, 2009, the Company had sales of $10,181,155 as compared to sales of $12,716,798 during the three month period ended September 30, 2008, a decrease of $2,535,643, or approximately 20%. The decrease in sales experienced by the Company was primarily attributable to: (i) the fact that the Company experienced a decrease of 287 tons in total units sold as a result of the general global economic slow-down; and (ii) the fact that the Company reduced the prices of its products to keep its prices in line with those of our competitors. The average selling price decreased $776 per ton, or approximately 12.4%, in the three month period ended September 30, 2009 as compared to the same period in 2008.  In an effort to combat declining sales, the Company has strengthened its marketing activities in an effort to promote and increase sales.  The Company anticipates that its sales volume will return to previous levels within the first half of the fiscal year ended December 31, 2010.

The following chart illustrates the changes in our revenue generated by sales of our products for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

Products	Three Month Period ended September 30,
	2009	2008	% Change
Methyl Cellulose (MC)	$393,558	$835,137	- 53.0%
Hydroxypropyl Methyl Cellulose (HPMC)	7,331,671	10,532,714	- 30.4%
Hydroxypropyl Cellulose (HPC)	638,863	136,635	+ 368%
Ethyl Cellulose (EC)	479,900	612,211	-21.6%
Hydroxyethyl Cellulose (HEC	304,510	315,870	- 3.6%
HEMC	87,956	21,114	+317%
Hydroxypropyl Cellulose (HPC)	895	710	+26%
HP	86,224	71,839	+ 20.0%
Microcrystalline Cellulose (MCC)	153,611	12,244	+ 1,155%
CMC	2	30,836	- 100%
Film Coating Pre-Mixed Reagent	172,467	144,575	+19.3.%
Raw materials	531,498	2,913	+18,146%
Total Sales	$10,181,155	$12,716,798	- 20.0%

Cost of Sales.  During the three month period ended September 30, 2009 the Company’s cost of sales was $6,864,455, as compared to costs of sales of $8,678,426 for the three month period ended September 30, 2008, a decrease of $1,813,971 or approximately 21%. This decrease in cost of sales experienced by the Company was primarily attributable to: i) a decrease in sales experienced by the Company; and ii) an overall decrease in the costs of raw materials utilized by the Company. The average cost of goods sold decreased $590 per ton, or approximately 14.4%, in the three months ended September 30, 2009 as compared to the same period in 2008.

Gross Profit.  During the three month period ended September 30, 2009 the Company’s gross profit was $3,316,700, as compared to gross profit of $4,038,372 for the three month period ended September 30, 2008, a decrease of $721,672, or approximately 17.9%. This decrease in gross profit experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in the amount of goods sold in the three months ended September 30, 2009 as compared to the same period in 2008.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, travel and other selling expenses totaled $317,260 for the three months ended September 30, 2009, as compared to $503,468 for the three month period ended September 30, 2008, a decrease of $186,208 or approximately 37%. This decrease is primarily attributable to a decrease of $49,724 in selling commissions and a decrease of $118,997 in freight out.

The following chart illustrates the changes in our Selling Expenses for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

	Three Months Ended September 30,
	2009	2008	% Change
Selling expenses
Sales commission	$99,769	$149,493	-33%
Freight-out	170,768	289,765	-41%
Advertising	-	16,262	-100%
Travel and entertainment	21,210	23,618	-10%
Office expenses	16,267	15,096	-8%
Other selling expenses	9,246	9,234	-1%
Total selling expenses	317,260	503,468	-37%

General and Administrative Expenses.  General and administrative expenses totaled $515,882 for the three month period ended September 30, 2009, as compared to $716,383 for the three month period ended September 30, 2008, a decrease of $200,501or approximately 28%. This decrease is primarily attributable to a decrease of $112,348 in Consultant Fees, a decrease of $38,965 in taxes, and a decrease of $81,647 in office expenses.

The following chart illustrates the changes in our General and Administrative Expenses for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008:

	Three Months Ended September 30,
General and administrative expenses	2009	2008	% Change
Payroll and employees benefits	$179,463	$119,775	+50%
Insurance	37	7,937	-99.5%
Consultant fees	55,050	167,398	-67%
Professional fees	9,453	6,899	-37%
Research and development expenses	2,205	-	+2,205%
Depreciation and amortization expenses	37,162	27,755	+34%
Taxes	32,293	71,258	-55%
Office expenses	105,660	187,307	-44%
Travel and entertainment	75,903	50,303	+51%
Other general and administrative	18,656	77,751	-76%
Total general and administrative expenses	515,882	716,383	-28%

Income From Operations

For the three month period ended September 30, 2009, the Company had income from operations in the amount of $2,483,558, as compared to income from operations of $2,818,521 for the three month period ended September 30, 2008, a decrease of $334,963 or approximately 11.9%. This decrease is primarily attributable to the fact that the Company experienced a decrease in the amount of goods sold and reduced operating expenses.

Interest Expense

For the three month period ended September 30, 2009, the Company incurred interest expense in the amount of $783,328, as compared to interest expense of $1,009,475 for the three month period ended September 30, 2008, a decrease of $226,147, or approximately 22.4%. This decrease is primarily attributable to the decrease of interest rates experienced by the Company; the monthly weighted-average interest rate decreased from 6.66‰ to 5.48‰, a decrease of 1.18‰, or approximately 17.7%.

Net Income

The Company had a net income of $1,823,953 for the three month period ended September 30, 2009 as compared to $1,674,593 for the three month period ended September 30, 2008, an increase of $149,360 or approximately 9%.  The increase in net income is primarily attributable to: i) the fact that the Company experienced an increase in imputed interest income from loans to Shandong Ruitai due to the increased average outstanding balance of the loans; and ii) the fact that the Company experienced a significant decrease in the reduced operating expenses and reduced Interest Expense.

Results of Operations for the Nine Month Period Ended September 30, 2009 Compared to the Nine Month Period Ended September 30, 2008

Revenue

Sales.  During the nine month period ended September 30, 2009, the Company had sales of $26,876,118 as compared to sales of $31,962,737 during the nine month period ended September 30, 2008, a decrease of $5,086,619, or approximately 15.9%. The decrease in sales experienced by the Company was primarily attributable to: (i) the fact that the Company experienced a decrease of 538 tons, or approximately 10.5%, in total units sold as a result of the general global economic slow-down; and (ii) the fact that the Company reduced the prices of its products to keep its prices in line with those of our competitors. The average selling price decreased $655 per ton, or approximately 10.3%, in the nine months ended September 30, 2009 as compared to the same period in 2008.  In an effort to combat declining sales, the Company has strengthened its marketing activities in an effort to promote and increase sales.  The Company anticipates that its sales volume will return to previous levels within the first half of the fiscal year ended December 31, 2010.

The following chart illustrates the changes in our revenue generated by sales of our products for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008:

Products	Nine Month Period ended September 30,
	2009	2008	% Change
Methyl Cellulose (MC)	$1,528,794	$3,009,463	- 49.2%
Hydroxypropyl Methyl Cellulose (HPMC)	19,925,497	24,889,163	- 19.9%
Hydroxypropyl Cellulose (HPC)	1,030,605	246,612	+ 318%
Ethyl Cellulose (EC)	1,484,186	1,594,100	-6.9%
Hydroxyethyl Cellulose (HEC	766,734	885,181	- 13.4%
HEMC	225,344	208,662	+8.0%
Hydroxypropyl Cellulose (HPC)	1,649	5,052	- 67.4%
HP	245,802	193,049	+27.3%
Microcrystalline Cellulose (MCC)	236,810	41,160	+ 475.0%
CMC	20,934	100,497	- 79.2%
Film Coating Pre-Mixed Reagent	534,253	510,406	+4.7.%
Raw materials	875,510	279,392	+213.4%
Total Sales	$26,876,118	$31,962,737	- 15.9%

Cost of Sales.  During the nine month period ended September 30, 2009 the Company’s cost of sales was

$17,347,059, as compared to Costs of Sales of $22,174,756 for the nine month period ended September 30, 2008, a decrease of $4,827,697, or approximately 22%. This decrease in cost of sales experienced by the Company was primarily attributable to: i) a decrease in sales experienced by the Company; and ii) an overall decrease in the costs of raw materials utilized by the Company. The average cost of goods sold decreased $678 per ton, or approximately 15.8%, in the nine months ended September 30, 2009 as compared to the same period in 2008.

Gross Profit.  During the nine month period ended September 30, 2009 the Company’s gross profit was $9,529,059, as compared to gross profit of $9,787,981 for the nine month period ended September 30, 2008, an decrease of $258,922 or approximately 2.6%. This decrease in gross profit experienced by the Company was primarily attributable to the fact that the Company experienced a decrease in the amount of goods sold in the nine months ended September 30, 2009 as compared to the same period in 2008.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, travel and other selling expenses totaled $1,051,231 for the nine months ended September 30, 2009 as compared to $1,367,280 for the nine month period ended September 30, 2008, a decrease of $316,049, or approximately 23%. This decrease is primarily attributable to a decrease of $88,191 in selling commissions, a decrease of $176,139 in freight out, and a decrease of $33,984 in other office expenses.

The following chart illustrates the changes in our Selling Expenses for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008:

	Nine Months Ended September 30,
Selling Expenses	2009	2008	% Change
Sales commission	$386,216	$474,407	-19%
Freight-out	494,549	670,688	-26%
Advertising	26,019	33,695	-23%
Travel and entertainment	90,200	86,704	-4%
Office expenses	32,875	66,859	-51%
Other selling expenses	21,372	34,927	39%
Total selling expenses	1,051,231	1,367,280	-23%

General and Administrative Expenses.  General and administrative expenses totaled $2,014,852 for the nine month period ended September 30, 2009, as compared to $2,083,067 for the nine month period ended September 30, 2008, a decrease of $68,215, or approximately 3.3%%.  This slight decrease is primarily attributable to a decrease of $196,884 in Consultant Fees, which was offset by increases of $289,580 in research and development expenses and $25,713 in professional fees during the nine month period ended September 30, 2009 as compared to the same period in 2008.

The following chart illustrates the changes in our General and Administrative Expenses for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008:

	Nine Months Ended September 30,
General and administrative expenses	2009	2008
Payroll and employees benefits	$394,643	$392,549	-0.5%
Insurance	187,847	171,765	+9%
Consultant fees	258,238	455,122	-43%
Professional fees	49,472	23,759	+108%
Research and development expenses	289,580	-	+289,508%
Depreciation and amortization expenses	107,852	81,059	33%
Taxes	119,553	175,017	-32%
Office expenses	342,034	448,322	-24%
Travel and entertainment	198,464	202,985	-2%
Other general and administrative	67,169	132,489	49%
Total general and administrative expenses	2,014,852	2,083,067	3.3%

Income From Operations

For the nine month period ended September 30, 2009, the Company had income from operations in the amount of $6,462,976, as compared to income from operations of $6,337,634for the nine month period ended September 30, 2008, an increase of $125,342, or approximately 2%. The increase in income from operations experienced by the Company was primarily attributable to the fact that the Company experienced a significant decrease in the reduced operating expenses.

Net Income

The Company had a net income of 4,438,606 for the nine month period ended September 30, 2009 as compared to $3,947,942 for the nine month period ended September 30, 2008, an increase of $490,664 or approximately 12%.  The increase in net income is primarily attributable to: i) the fact that the Company experienced an increase in imputed interest income from loans to Shandong Ruitai due to the increased average outstanding balance of the loans; and ii) the fact that the Company experienced a significant decrease in the cost of goods sold as a result of a decrease in the cost of raw materials.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of September 30, 2009, our unaudited balance sheet reflects that we have: i) total current assets of $79,676,142, as compared to total current assets of $57,279,375 at December 31, 2008, an increase of $22,396,767, or approximately 39%; and ii) total assets of $104,796,396 as of September 30, 2009, compared to $82,119,175 as of December 31, 2008, an increase of $22,677,221, or approximately 27.6%  The Company’s total assets increased due to changes that the Company experienced in cash and cash equivalents, restricted cash, and amounts due from a related party, all of which are discussed below.

Cash and Cash Equivalents.  As of September 30, 2009, our unaudited balance sheet reflects that we have cash and cash equivalents of $10,315,910, as compared to $5,319,456, at December 31, 2008 an increase of 4,996,454, or approximately 94%.  The increase is primarily attributable to the fact that we discounted bank checks that we newly took out from banks.

Restricted Cash. As of September 30, 2009, our unaudited balance sheet reflects that we have restricted cash of $25,155,026, as compared to restricted cash of $19,112,900, at December 31, 2008, an increase of $6,042,126, or approximately 31.6%.  The increase in restricted cash was primarily attributable to an increase of $5,850,000 in compensation balance to secure the bank checks payable.

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

As of September 30, 2009, our unaudited balance sheet reflects that we have an amount due from related party of $25,191,376, as compared to an amount due from related party of $10,321,711at December 31, 2008, an increase of $14,869,665. The increase in the amount due from related party from December 2008 to September 2009 was primarily attributable to: i) the fact that the Company advanced additional funds to Shandong RuiTai; and ii)  the fact that Shandong Ruitai did not meet its payment obligations under the Loan Contract  and as a result, Shandong Ruitai is in default under the terms of the Loan Contact, a copy of which was filed as Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, and is hereby incorporated by reference.  Currently, Shandong Ruitai is in default under the Loan Agreement. The Management of the Company is negotiating with Shandong Ruitai regarding the restructuring of the debt.

On November 15, 2009, TaiAn executed an agreement with Shandong Ruitai, pursuant to which, the parties agreed that Shandong Ruitai will transfer 16 apartments in a residential building located in Beijing City, PRC, totalling approximately 44,600 square feet, to TaiAn to partially offset the amount of money due and owing as a result of TaiAn’s loans to Shandong Ruitai. While the balance of the loans as of September 30, 2009 was $31,123,213, the value of the apartments appraised on November 10, 2009 by an independent appraiser certificated by the local government was $14,083,543 (RMB 96,156,800 the exchange rate is 6.8276 RMB to $1.00 USD on November 15, 2009). The parties anticipate that the transaction relating to the 16 apartments will be closed in December 2009.  In addition to the foregoing transaction, the Company anticipates that Shandong Ruitai will make a partial repayment of the outstanding balance due on loan on or before December 31, 2009, and further anticipates that Shandong Ruitai will repay the entire loan by the fiscal year ended December 31, 2010.

Total Current Liabilities

As of September 30, 2009, our unaudited balance sheet reflects that we have total current liabilities of $83,988,925, as compared to total current liabilities of $65,958,991 at December 31, 2008, an increase of $18,029,934, or approximately 27%.  The increase in the Company’s total current liabilities was primarily attributable to increases in bank loans and bank checks payable.

Bank Loans.  As of September 30, 2009, our unaudited balance sheet reflects that we have Bank Loans of $27,193,749, as compared to bank loans of $22,022,146 as of December 31, 2008, an increase of $5,171603, or approximately 23.5%. The increase in our Bank Loans was primarily attributable to an increase in loans to a related-party.

Bank Checks Payable.  As of September 30, 2009, our unaudited balance sheet reflects that we have Bank Checks Payable of $40,950,042, as compared to bank checks payable of $29,180,000 as of December 31, 2008, an increase of $11,770,042, or approximately 40%. The increase in our Bank Checks Payable was primarily attributable to an increase in loans to a related-party and pay back of bank loans which were mature.

Operating Activities

Our unaudited balance sheet reflects that net cash of $22,229,148 was provided by operating activities during the nine month period ended September 30, 2009, compared to net cash provided by operating activities of $10,936,740 during the nine month period September 30, 2008, representing a change of $11,292,408.  The increase in net cash provided by our operating activities was primarily attributable to increases in bank checks payables, accounts payable and accrued expenses, and a decrease in inventory.

Investing Activities

During the nine month period ended September 30, 2009, the net cash used in investing activities was $16,283,364, as compared to net cash used by investing activities of $7,375,677 for the nine month period ended September 30, 2008, a change of $8,907,687 in the cash used in investing activities. The change in net cash used in investing activities was primarily attributable to an increase in loans to a related party.

Financing Activities

During the nine month period ended September 30, 2009, the net cash used by financing activities was $965,569, as compared to net cash used by financing activities of $3,650,126 for the nine month period ended September 30, 2008. The change in net cash used by financing activities was primarily attributable to an increase in restricted cash needed to secure the bank checks payable.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 18, 2009

By: /s/ Gang Ma, Chief Financial Officer

Date: November 18, 2009