Form 10-K
period 2009-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2010-04-15
CIK 76348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $1,928,815

As of April 14, 2009, the Company had 26,000,000 shares issued and outstanding.

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

Distribution Methods

TaiAn distributes its products through two primary methods of distribution: 1) through distributors to gain access to overseas customers, which accounted for approximately 30% of TaiAn’s total sales in 2008, and approximately 34.00% in 2009; and 2) through sales agents working at sales offices throughout the PRC, which accounted for approximately 70% of TaiAn’s total sales in 2008, and approximately 66.00% in 2009.  Additionally, TaiAn operates thirty sales offices throughout China.  TaiAn currently operates two offices in both Beijing and Shanghai, and operates a single office in each of the following cities: Guangzhou, Qingdao, Nanjing, Chongqing, ChengDu, Shenyang, and Wurumuqi.

Customers and Marketing

Customers

TaiAn’s customers include the following companies, Changsha Xiangtai Technology Co., Ltd., Bang and Bonsomer Co., Ltd., and Viscochem Reselg and Development Ltd.  TaiAn also exports approximately 1,862tons of ether products in 2009 and 1,950 tons in 2008, to foreign markets in the United States, Europe, India, and the Middle East.

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

Employees

The Company currently employs 555 full time employees.  The following table sets forth the number of our employees categorized by function as of that date:

Category of Employees	Numbers of Employees
Management Level	43
Finance Department	15
Security	12
Statistic Department	13

Sales Department	82
Quality Control Department	35
General Administrative Staff	30
Export Supply	15
General Factory Workers	310
Total	555

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

TaiAn’s headquarters are located in Wenyang Town, in the Feicheng City in the Shandong Province of China.  In the PRC, all land belongs to the State.  Enterprises and Individuals can pay the State a fee to obtain the rights to use a parcel of land for either commercial or residential purposes for initial periods of either 50 or 70 years.  The Company currently owns the use rights of two parcels of adjoining land, totaling approximately 56.76 acres, on which its manufacturing plant and office building are located.  Specifically, the Company’s land use rights are for: i) approximately a 20 acre parcel for a 50 year period ending on December 2, 2055; and ii) a 36 acre parcel ending on June 5, 2054.  The Company’s manufacturing plant encompasses approximately 40,000 square meters of space and includes ten workshops with over 3,000 pieces of manufacturing equipment.  The Company also maintains a 322,920 square foot office building on its property.

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

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the Over the Counter Bulletin Board under the symbol “CRUI.”  Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available.  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2008	HIGH	LOW
Quarter Ended March 31	$4.25	$2.50
Quarter Ended June 30	$10.00	$3.50
Quarter Ended September 30	$6.00	$3.80
Quarter Ended December 31	$4.84	$0.40

2009	HIGH	LOW
Quarter Ended March 31	$1.20	$.51
Quarter Ended June 30	$1.01	$.20
Quarter Ended September 30	$1.05	$.33
Quarter Ended December 31	$1.25	$.55

Holders.

As of December 31, 2009 there were 26,000,000 shares of common stock issued and outstanding and approximately 737 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended December 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Consolidated Results of Operation for China RuiTai International Holdings Co., Ltd. and Subsidiaries for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

Revenue and Cost of Sales

Revenue.  During the fiscal year ended December 31, 2009, the Company had revenues of $35,736,104 as compared to revenues of $41,135,497 during the fiscal year ended December 31, 2008, a decrease of $5,399,393 or approximately 13%. The decrease in revenue experienced by the Company was primarily attributable to the following two factors: i) due to the International financial crisis, the sales volume of our products decreased by approximately 3.47%; specifically, our sales volume decrease by a total of 222.41 metric tons during the fiscal year ended December 31, 2009 compared with the fiscal year ended December 31, 2008; and ii) due to the economic decline of China’s real estate industry during the fiscal year ended  December 31, 2009 our competitors adopted aggressive price reduction strategies.  We were not as aggressive as out competitors in reducing our prices and as a result, we experienced a decrease in our sales revenue in our lower margin products designed for the construction industry. Our average price decrease during the fiscal year ended December 31, 2009 was $808 per metric tons, approximately a 12.65% reduction per metric ton. However, the price decrease and sales volume decrease reflect the company’s adjustments in response to the overall market conditions.

Notwithstanding the foregoing, our decreased sales revenues in lower margin products was offset by increases in sales revenue in our higher margin products.  Specifically, our sales revenue from low margin products designed for the construction industry decreased during the fiscal year ended December 31, 2009 as compared with the fiscal year ended December 31, 2008.  The foregoing decreases were offset by increases in sales revenue of our premium priced products with high profit margins.  Sales revenue from out pharmaceutical grade products increased by approximately 32% during the fiscal year ended December 31, 2009.  During the fiscal year ended December 31, 2009, we decreased the sales price of our pharmaceutical products by approximately 11% compared with fiscal year ended December 31, 2008; this decrease in sales price lead to approximately a 51% increase in the sales volume from our products sold to the pharmaceutical industry and an increase of approximately 32% in revenue from the pharmaceutical industry.

The following chart illustrates the changes in our revenue generated by sales of our products for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2009:

Products	Fiscal Year ended December 31,
	2009	2008	$ Change	% Change
Methyl Cellulose (MC)	$ 2,274,357	$ 3,428,160	$ 1,153,803	(33.7)
Hydroxypropyl Methyl Cellulose (HPMC)	26,310,460	31,359,201	5,048,741	(16.1)
Hydroxypropyl Cellulose (HPC)	1,097,669	902,214	195,455	21.7
Ethyl Cellulose (EC)	2,130,407	2,072,955	57,452	4
Hydroxyethyl Cellulose (HEC	1,027,284	1,088,684	61,400	(5.6)
HEMC	270,333	331,220	60,887	(18.4)
Hydroxypropyl Cellulose (HPC)	5,090	5,162	72	(1.4)
HP	381,372	236,790	144,582	61
Microcrystalline Cellulose (MCC)	254,400	53,945	200,455	372
CMC	20,939	101,356	80,417	(79.3)
Film Coating Pre-Mixed Reagent	742,341	637,731	104,610	16.4
Raw materials	1,221,452	918,079	303,373	33
Total Sales	35,736,104	41,135,497	5,399,393	(13)

Cost of Sales.  During the fiscal year ended December 31, 2009, the Company’s cost of sales was $23,865,156, as compared to Costs of Sales of $28,124,549 for the fiscal year ended December 31, 2008, a decrease of $4,259,393, or approximately 15%. This decrease in cost of sales experienced by the Company was primarily attributable to an overall decrease in sales revenue, as well as a decrease price for raw materials. The global financial crisis  lead to a decrease in sale volume of 222.41 tons at the ratio of 3.47% in year 2009 compared with 2008. For the fiscal year ended December 31, 2008 the price of raw materials utilized by the Company was $3,884 per ton, as compared to $3,280 per ton for the fiscal year ended December 31, 2009, a decrease of $604, or approximately 14.14% per ton.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling Expenses.  Selling expenses which consist of sales commission, freight charges, advertising and promotion expenses totaled $1,547,688 for the fiscal year ended December 31, 2009, as compared to $2,002,852 for the fiscal year ended December 31, 2008, a decrease of $455,164, or approximately  22.7%. This decrease was primarily attributable to decreases in our sales commission and freight-out.

Sales Commission:  During the fiscal year ended December 31, 2009, due to the global financial crisis, the Company experienced a decrease in sales revenue.  As a result of the decrease in sales revenue, the Company experienced a decrease in the amount of sales commissions that the Company was required to pay to its sales staff.  The amount of sales commission paid by the Company decreased from $720,686 in 2008 to $539,838 in 2009, a decrease of $180,848, or approximately 25%.

Freight Out:  During the fiscal year ended December 31, 2009, the Company decreased our freight turnover frequency thereby lowering the Company’s freight out expense.  The Company’s freight out expense decreased from $987,399 in 2008 to $775,406 in 2009, a decrease of $211,993, or approximately 21%.

The following chart illustrates the changes in our Selling Expenses for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008:

	Fiscal Year Ended December 31,
Selling Expenses	2009	2008	$ Change	Change%
Sales commission	$ 539,838	$ 720,686	$ 180,848	（25.09）
Freight-out	775,406	987,399	211,993	（21.47）
Advertising	31,868	52,338	20,470	（39.11）
Travel and entertainment	133,025	138,542	5,517	（3.98）
Office expenses	48,451	92,232	43,781	（47.47）
Other selling expenses	19,100	11,655	7,445	63.88
TOTAL	1,547,688	2,002,852	455,164	（22.73）

General and Administrative Expenses.  General and administrative expenses totaled $2,611,721 for the fiscal year ended December 31, 2009, as compared to $2,741,567 for the fiscal year ended December 31, 2008, a decrease of $129,846, or approximately 4.74%. This decrease in general and administrative expenses is primarily attributable to the following five reasons: i) The Company increased its research and development input on new products, preparing to penetrate into the new markets; ii) due to the overall instability of the economy during the fiscal year ended December 31, 2009, the Company reduced its spending in certain financial markets, for example the Company minimized spending regarding consulting firms that were previously engaged to promote the Company’s products; iii) the Company increased its employees’ salaries by approximately 13.98%; iv) the Company improved its control over the accounts receivable and established a more efficient processes of soliciting financially sound clients, thereby decreasing the Company’s bad debt expense by approximately 66.15%; and v) the decrease in sales volume lead to a decrease of the tax expenses, office expenses, travel expenses and other general and administrative expenses accordingly.

The following chart illustrates the changes in our General and Administrative Expenses for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008:

	Fiscal Year Ended December 31,
General and administrative expenses	2009	2008	$ Change	Change %
Payroll and employees benefits	$ 559,285	$ 511,452	$47,833	% 9.35
Insurance	196,965	172,805	24,160	13.98
Consultant fees	269,785	473,775	203,990	(43.06)
Professional fees	129,480	104,041	25,439	24.45
Research and development expenses	306,891	0	306,891	100
Depreciation and amortization expenses	145,555	134,920	10,635	7.88
Taxes	158,149	270,552	112,403	(41.54)
Office expenses	433,562	478,381	44,819	(9.36)
Travel and entertainment Repair and Maintenance	308,443	307,703	740	2.40
Other general and administrative Bad debt expense	24,214	70,982	46,768	(65.89)
Total general and administrative expenses	2,611,721	2,741,567	129,846	(4.73)

Income From Operations

For the fiscal year ended December 31, 2009, the Company had income from operations in the amount of $7,731,539 as compared to income from operations of $8,266,529 for the fiscal year ended December 31, 2008, a decrease of $534,990, or approximately 6.7%. The decrease in income from operations experienced by the Company was primarily attributable to a decrease in sales experienced by the Company.

Interest Expense

For the fiscal year ended December 31, 2009, the Company incurred interest expense in the amount of $2,473,370, as compared to interest expense of $2,840,105 for the fiscal year ended December 31, 2008, a decrease of approximately 12.9%. The decrease in interest expense incurred by the Company resulted from a decrease in interest expense rates on bank loans and loans from our employees.  The average interest rate on bank loans decreased from approximately 8.14% from 2008 to approximately 6.37% in 2009. Accordingly, the interest expenses experienced by the Company on bank loans decreased by $294,920, or approximately 16.4%.  The interest expenses on loans from employees decreased by $69,568, or approximately 38.5% as the interest rate paid to employees decreased from 7.2% in 2008 to 6% in 2009. In addition, our interest expenses on discount on bank checks decreased slightly from $854,434 in 2008 to 852,187 in 2009, a decrease of $2,247, or approximately 0.26%.

Net Income

The Company had a net income of $5,675,861 for the fiscal year ended December 31, 2009 as compared to net income of $5,238,939 for the fiscal year ended December 31, 2008, an increase of $436,922, or approximately 8.34%.  The increase in net income is attributable to both the Company’s strategy of increasing sales on high margin pharmaceutical products, and the Company’s successful efforts to control sales expenses, as well as other operating expenses, during the recent economic downturn.

Inventories

As of December 31, 2009, the Company had Inventories of $8,132,681, as compared to inventories of $8,157,592 as of December 31, 2008, a decrease of $24,911 or approximately 3.05%. The decrease in inventories from 2008 to 2009 was primarily attributable to the fact that the Company maintained less raw materials due to the reduction in sales volume during the fiscal year ended December 31, 2009.  The Company’s ending inventory of finished goods decreased by a total of 142.72 metric tons during the fiscal year ended December 31, 2009

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of December 31, 2009, our audited balance sheet reflects that we have: i) total current assets of $64,390,196, as compared to total current assets of $57,279,375 at December 31, 2008, an increase of $7,110,821, or approximately 12.4%; and ii) total assets of $120,183,732 as compared to total  assets of $82,119,175 at December 31, 2008, an increase of $38,064,557, or approximately 46%; The increase in the Company’s total current assets is due primarily to changes in: i) the Company’s Cash and Cash

Equivalents; ii) the Company’s  Accounts Receivable ; and iii) the Company’s Restricted Cash; and iv) Company’s Due from Related Party.

Cash and Cash Equivalents.  As of December 31, 2009, our audited balance sheet reflects that we have cash and cash equivalents of $10,174,528, as compared to $5,319,456, at December 31, 2008, an increase of $4,855,072, approximately 91%.  The increase in the Company’s cash and cash equivalents from 2008 to 2009 was primarily attributable to increases experienced by the Company in its bank Loans.  During the fiscal year ended December 31, 2009, the Company experienced an increase in bank loans which the Company uses to fund its business operations.  The Company’s bank loans increased by $5,173,196, or approximately 23.49%, during the fiscal year ended 2009. As a result the Company experienced an increase in its cash and cash equivalents.

Accounts Receivable. As of December 31, 2009, our audited balance sheet reflects that we have accounts receivable of $4,098,729, as compared to accounts receivable of $3,295,341 at December 31, 2008, an increase of $803,388, or approximately 24%.  The increase in the Company’s accounts receivable from 2008 to 2009 was primarily attributable to the fact that the Company extend the accounts receivable collection period in our overseas market from 45 days to 60 days due to the global financial crisis. The total effect of the extension period provided for overseas accounts lead to an increase of accounts receivable in the amount of $1,243,352. Notwithstanding the forgoing, the increase in accounts receivable was slightly offset by the Company’s implementation of a policy of soliciting domestic clients with enhanced financial credibility. For example, the accounts receivable relating to PVC products sales decreased by $175,935 during the fiscal year ended December 31, 2009 as compared to the same period in 2008, and the account receivable relating to construction product sales decreased by $263,929 during the fiscal year ended December 31, 2009 as compared to the same period in 2008.

Restricted Cash.  As of December 31, 2009, our audited balance sheet reflects that we have Restricted Cash of $33,054,466, as compared to restricted cash of $19,112,900 at December 31, 2008, an increase of $13,941,566, or approximately 73%.  The increase in the Company’s restricted cash from 2008 to 2009 was primarily attributable to the increase of bank check payable of $20,840,746, or approximately 71.42%.

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

TaiAn has been extending loans to Shandong Ruitai. Prior to December 2007, these loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  As TaiAn became the only operating subsidiary of a public company, TaiAn signed a loan agreement with Shandong Ruitai in December 2007.  Pursuant to the loan agreement, Shandong Ruitai will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lu and Mr. Ma guarantee the loans.  In addition, Shandong Ruitai agrees to gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

As disclosed on Form 8-K filed with the SEC on April 15, 2010, on December 31, 2009, when the balance of the loans extended to Shandong Ruitai reached $31,745,649 Shandong Ruitai and TaiAn entered into a Set-Off Agreement to settle the outstanding balance due and owing to TaiAn.   On December 31, 2009, TaiAn executed a Set-Off Agreement with Shandong Ruitai for the purpose of satisfying outstanding debts owed by Shandong Ruitai to TaiAn.  Pursuant to the terms of the Set-Off Agreement, TaiAn agreed to allow Shandong Ruitai satisfy a  total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Property”).  In conjunction with the Set-Off Agreement, the parties engaged the firm of CB Richard Ellis Consultant Services (Beijing), Ltd. (“CB Richard Ellis”) to perform an independent appraisal of the Property.  CB Richard Ellis appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.  Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years.  The outstanding principal due and owing to Shandong Ruitai pursuant to the Set-Off Agreement will accrue inter at a monthly interest rate of 6‰. The Company’s management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.

The following is a summary of due to Shandong Ruitai:

	December 31,	December 31,
	2009	2008

Due to Shangdong Ruitai-current portion	$2,979,171	$-
Due to Shangdong Ruitai-long-term portion	1,986,114	-
Total due from Shandong Ruitai	$4,965,285	$-

Imputed interest income recognized from due from Shangdong Ruitai amounted to $1,729,708 and $1,236,191 for the year ended December 31, 2009 and 2008, respectively

Total Current Liabilities

As of December 31, 2009, our audited balance sheet reflects that we have total current liabilities of $96,152,147, as compared to total current liabilities of $65,958,991 at December 31, 2008, an increase of $30,193,156 or approximately 46%.  The increase in the Company’s total current liabilities from 2008 to 2009 was primarily attributable to: i) increases in bank loans; ii) increases in bank checks payable; and iii) increases in Due to a Related Party

Bank Loans.  As of December 31, 2009, our audited balance sheet reflects that we have bank loans of $27,195,342, as compared to bank loan of $22,022,146 as of December 31, 2008, an increase of $5,173,196, or approximately 23.5%.  The increase in our bank loans was primarily attributable to the fact that the Company needs to borrow additional short term funds from certain banks to fund the Company’s business operations.

Bank Checks Payable.  As of December 31, 2009, our audited balance sheet reflects that we have bank checks payable of $50,020,476, as compared to a bank checks payable of $29,180,000 as of December 31, 2008, an increase of $20,840,476, or approximately 71.4%.  The increase in our bank checks payable was primarily attributable to our need to take out bank checks to pay our suppliers and make loans to a related-party. In order to take out these bank checks, we increased $13,941.566 in restricted cash deposited in bank to secure these bank checks.

Due to a Related Party – Due to a related party represents funds due and owing to Shandong Ruitai.  Mr. Xingfu Lu, our President, and Mr. Dianmin Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.   During the fiscal year ended December 31, 2009, the amount Due to a Related

Party increased 100% from $0.00 dollars during the fiscal year ended December 3,1 2008 to $4,965,285 during the fiscal year ended December 31, 2009.  As noted above, as disclosed on Form 8-K filed with the SEC on April 15, 2010, on December 31, 2009, Shandong Ruitai and TaiAn entered into a Set-Off Agreement to settle the outstanding balance due and owing to TaiAn.   On December 31, 2009, TaiAn executed a Set-Off Agreement with Shandong Ruitai for the purpose of satisfying outstanding debts owed by Shandong Ruitai to TaiAn.  Pursuant to the terms of the Set-Off Agreement, TaiAn agreed to allow Shandong Ruitai satisfy a  a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Property”).  In conjunction with the Set-Off Agreement, the parties engaged the firm of CB Richard Ellis Consultant Services (Beijing), Ltd. (“CB Richard Ellis”) to perform an independent appraisal of the Property.  CB Richard Ellis appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.  Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years.  The outstanding principal due and owing to Shandong Ruitai pursuant to the Set-Off Agreement will accrue inter at a monthly interest rate of 6‰. The Company’s management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.

The following is a summary of due to Shandong Ruitai:

	December 31,	December 31,
	2009	2008

Due to Shangdong Ruitai-current portion	$2,979,171	$-
Due to Shangdong Ruitai-long-term portion	1,986,114	-
Total due from Shandong Ruitai	$4,965,285	$-

Imputed interest income recognized from due from Shangdong Ruitai amounted to $1,729,708 and $1,236,191 for the year ended December 31, 2009 and 2008, respectively

Operating Activities

Net cash of $30,487,787 was provided by operating activities during the fiscal year ended December 31, 2009, compared to net cash provided by operating activities of $4,010,538 during the fiscal year ended December 31, 2008, representing a increase of $26,477,249 or approximately 660%.  The increase in net cash provided by our operating activities was primarily attributable to a decrease in bank checks and increases in bank checks payable, accounts payable, and accrued expenses.

Investing Activities

During the fiscal year ended December 31, 2009, the net cash used in investing activities was $16,642,249, as compared to $1,559,685 for the fiscal year ended December 31, 2008, an increase of $15,082,564, or approximately 967%.  The increase in net cash used in investing activities was primarily attributable to the increase in loans to related-party  as offset by decreases in the purchase of fixed assets and.

Financing Activities

During the fiscal year ended December 31, 2009, the net cash used by financing activities was $9,005,964 as compared to net cash provided by financing activities of $1,544,820 for the fiscal year ended December

31, 2008. The change in net cash provided by financing activities was primarily attributable to increase in restricted cash of 13,877,102 to secure bank checks payable and it partially offset by increase in bank loans of $5,116,300.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2009 and 2008 and
For the Year Ended December 31, 2009 and 2008

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

CONSOLIDATED BALANCE SHEETS	21-22

CONSOLIDATED STATEMENTS OF OPERATIONS	23-24

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY	25-26

CONSOLIDATED STATEMENTS OF CASH FLOWS	27-28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	29-57

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Ruitai International Holdings Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. China Ruitai International Holdings Co., Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ruitai International Holdings Co., Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

April 15, 2010

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$10,174,528	$5,319,456
Bank checks and commercial paper	7,153,450	8,244,207
Accounts receivable, net (Note 4)	4,098,729	3,295,341
Due from unaffiliated suppliers (Note 5)	9,703	346,976
Prepaid expenses (Note 6)	1,649,685	2,330,898
Inventory (Note 7)	8,132,681	8,157,592
Advance to employees (Note 14)	116,954	150,294
Restricted cash (Note 10)	33,054,466	19,112,900
Due from a related party-current portion	-	10,321,711
Total current assets	64,390,196	57,279,375

Property and Equipment, net (Note 8)	13,204,825	12,936,668
Taishan Building in Beijing City (Note 15)	36,710,934	-
Land use right, net (Note 9)	4,988,817	5,084,515
Long-term investment	888,960	886,780
Due from a related party (Note 15)	-	5,931,837

Total Assets	$120,183,732	$82,119,175

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loan (Note 15)	$27,195,342	$22,022,146
Bank checks payable (Note 11)	50,020,476	29,180,000
Accounts payable and accrued expenses	6,684,943	6,247,060
Taxes payable	6,611,506	5,411,445
Deferred revenue	127,419	418,776
Due to a related party-current portion (Note 15)	2,979,171	-
Due to employees (Note 14)	1,476,292	1,707,383
Employee security deposit	1,056,998	972,181

Total Current Liabilities	96,152,147	65,958,991

Due to a related party-long-term portion (Note 15)	1,986,114	-
Total Liabilities	98,138,261	-

Commitments and Contingencies (Note 21)	-	-

Shareholders' Equity:
China Ruitai International Holdings Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized,
no shares outstanding as of December 31, 2009 and 2008	-	-
Common stock, par value $0.001, 50,000,000 shares authorized,
26,000,000 shares issued and outstanding as of
December 31, 2009 and 2008	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Unamortized contractual services costs	-	(165,978)
Statutory Reserves	1,369,652	1,369,652
Retained earnings	16,179,230	10,560,128
Accumulated other comprehensive income	1,347,371	1,304,357
Total China Ruitai International Holdings Co., Ltd. Shareholders' equity	21,830,424	16,002,330
Noncontrolling Interest	215,047	157,854
Total Shareholders' Equity	22,045,471	16,160,184
Total Liabilities and Shareholders' Equity	$120,183,732	$82,119,175

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

Revenues
Sales	$35,736,104	$41,135,497
Costs of Sales	23,865,156	28,124,549
Gross Profit	11,870,948	13,010,948

Operating Expenses

Selling expenses
Sales commission	539,838	720,686
Freight-out	775,406	987,399
Advertising	31,868	52,338
Travel and entertainment	133,025	138,542
Other selling expenses	67,551	103,887
Total selling expenses	1,547,688	2,002,852

General and administrative expenses
Payroll and employees benefits	559,285	511,452
Insurance	196,965	172,805
Professional fees	129,480	104,041
Various Taxes	158,149	270,552
Consultant fees	269,785	473,775
Bad debt expenses	45,893	135,600
Office expenses	433,562	478,381
Depreciation and amortization	145,555	134,920
Repair and maintenance	33,499	81,356
Travel and entertainment	308,443	307,703
Research and development expenses	306,891	-
Other general and administrative	24,214	70,982
Total General and Administrative Expenses	2,611,721	2,741,567

Total Operating Expenses	4,159,409	4,744,419

Income (Loss) from Operation	7,711,539	8,266,529

Other Income (Expense)
Interest income (Note 12)	2,370,482	1,721,419
Interest expense (Note 13)	(2,473,370)	(2,840,105)
Government subsidies	-	172,787
Gain (Loss) on foreign currency transactions	(60,185)	(296,435)
Other income (expense)	19,350	(38,942)
Total other income (expense)	(143,723)	(1,281,276)

Income (Loss) before Provision
for Income Tax	7,567,816	6,985,253

Provision for Income Tax	1,891,955	1,746,314

Net Income	5,675,861	5,238,939

Less: Net income attributable to noncontrolling interest	(56,759)	(52,389)

Net Income attributable to
China Ruitai International Holdings Co., Ltd.	$5,619,102	$5,186,550

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock $0.001 Par Value		Additional Paid-in (Registered) Capital	Unamortized contractual services costs	Statutory Reserves	Retained Earnings (Deficit)	Accumulated Other Comprehen- sive Income	Noncontrol- ling Interest	Total Shareholders' Equity	Comprehen- sive Income

	Shares	Amount
Balances at
December 31, 2007	26,000,000	$26,000	$2,366,171	$-	$1,042,355	$5,700,875	$570,712	$98,053	$9,804,166

150,000 shares of warrants issued
for contractual services	-	-	174,000	(29,000)	-	-	-	-	145,000

200,000 shares of warrants issued
for contractual services	-	-	368,000	(136,978)	-	-	-	-	231,022

Comprehensive income
Net income	-	-	-	-	-	5,186,550	-	52,389	5,238,939	$5,238,939
Other comprehensive income, net of tax:
Effects of foreign currency conversion							733,645	7,412	741,057	741,057
Total other comprehensive income										741,057
Total comprehensive income										$5,979,996

Appropriation to
statutory reverse funds	-	-	-	-	327,297	(327,297)	-	-	-
Balances at

December 31, 2008	26,000,000	$26,000	$2,908,171	$(165,978)	$1,369,652	$10,560,128	$1,304,357	157,854	$16,160,184

150,000 shares of warrants issued
for contractual services	-	-	-	29,000	-	-	-		29,000

200,000 shares of warrants issued
for contractual services	-	-	-	136,978	-	-	-		136,978

Comprehensive income
Net income	-	-	-	-	-	5,619,102	-	56,759	5,675,861	$5,675,861
Other comprehensive income, net of tax:
Effects of foreign currency conversion							43,013	434	43,447	43,447
Total other comprehensive income										43,447
Total comprehensive income										$5,719,308

Balances at
December 31, 2009	26,000,000	$26,000	$2,908,171	$-	$1,369,652	$16,179,230	$1,347,370	215,047	$22,045,470

See Notes to Consolidated Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Operating Activities

Net income (loss)	$5,619,102	$5,186,550
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	56,759	52,389
Depreciation	1,301,926	1,141,132
Amortization of land use rights	107,112	107,501
Amortization of contractual service costs	165,978	376,022
Changes in operating assets and liabilities:
(Increase)/Decrease in bank checks and commercial paper	1,110,428	(7,463,338)
(Increase)/Decrease in accounts receivable	(794,858)	(36,458)
(Increase)/Decrease in prepaid expenses	686,574	727,586
(Increase)/Decrease in inventory	44,943	(1,038,240)
(Increase)/Decrease in advance to employees	33,691	(28,932)
Increase/(Decrease) in accounts payable
and accrued expenses	422,297	(1,894,589)
Increase/(Decrease) in bank checks payable	20,757,563	5,551,300
Increase/(Decrease) in taxes payable	1,186,118	1,586,359
Increase/(Decrease) in deferred revenue	(292,229)	(362,017)
Increase/(Decrease) in employee security deposit	82,383	105,274
Net cash provided (used) by operating activities	30,487,786	4,010,538

Investing Activities

Purchase of fixed assets	(1,536,365)	(1,965,739)
Loans to unaffiliated suppliers	-
Payback of loans to unaffiliated suppliers	337,944	827,620
Loans to a related party	(15,443,828)	(421,566)
Net cash (used) by investing activities	(16,642,249)	(1,559,685)

Financing Activities

Bank loans	5,116,300	1,436,300
Decrease (Increase) in restricted cash to secure bank checks	(13,887,102)	(3,332,061)
Loans from employees		350,940
Payback of loans from employees	(235,162)
Net cash provided (used) by financing activities	(9,005,964)	(1,544,820)

Increase (decrease) in cash	4,839,573	906,033
Effects of exchange rates on cash	15,499	246,710
Cash at beginning of period	5,319,456	4,166,713
Cash at end of period	$10,174,528	$5,319,456

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$2,473,370	$2,307,952
Income taxes	$515,890	$394,386

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

The Company was engaged in various real estate and development projects. The Company was not successful and discontinued the majority of its operations by 1981. On November 19, 1997, the Company issued common stock that resulted in a change in control and entered into a new development stage as defined in FASB ASC 915.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K on April 15, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $1,347,371 as of December 31, 2009, and $1,304,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2009 and 2008 were 6.840 RMB and 6.962 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Long-term investment

The long-term investment represents monetary investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The investments are transferable in accordance with the laws of the PRC. The investments are carried at cost which approximates fair value. The Company did not purchase any such long-term investment in the year ended December 31, 2009 and 2008, respectively.  Dividend income on these investment is recorded when received. There were no dividend received in the year ended Decemer 31, 2009 and 2008, respectively.  The Company may sell these investments back to the bank at the book value.

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0.00 and $172,787 for the year ended December 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred. The major components of these research and development costs include experimental materials and labor costs.  The

Research and development cost was immaterial for the Company in the year ended December 31, 2009 and 2008, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses.  The advertising costs was $31,868 and $52,338 for the year ended December 31, 2009 and 2008, respectively.

Value-added Tax (VAT)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company’s products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents the VAT on a net base.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $103,615 and $115,308 for the year ended December 31, 2009 and 2008, respectively.

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

The Company's operating subsidiary, TaiAn contributed $218,198 to the statutory surplus reserve fund, and $109,099 to the statutory public welfare fund in 2008.  After the contribution made in 2008, the statutory reserves reach 50% of TaiAn's registered capital. Therefore, TaiAn is not required to make appropriations to its statutory reserve funds any more.

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were 350,000 shares of warrants issued and outstanding as of December 31, 2009 and 2008, as more fully disclosed in Note 17.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as "minority interests"), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

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

In February 2007, the FASB issued new accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This new accounting guidance was effective for our Company on January 1, 2008. The Company did not elect the fair value option for any financial instruments or other items permitted under this guidance; therefore, its adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The accounting guidance related to recurring fair value measurements was effective for our Company on January 1, 2008. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2009	2008

Accounts receivable	$5,705,298	$4,867,649
Less: Allowance for doubtful accounts	(1,606,569)	(1,572,308)
Accounts receivable, net	$4,098,729	$3,295,341

Bad debt expense charged to operations was $45,893 and $135,600 for the year ended December 31, 2009 and 2008, respectively.

Note 5- DUE FROM UNAFFILIATED SUPPLIERS

Due from unaffiliated suppliers consist of following:

	December 31,	December 31,
	2009	2008

Fengcheng Yingbo Food Co., Ltd.	$-	$291,800
Other companies	9,703	55,176
	$9,703	$346,976

Note 6- PREPAID EXPENSES

Prepaid expenses consist of following:

	December 31,	December 31,
	2009	2008

Machinery and parts	$464,198	$308,325
Raw materials and supplies	1,129,491	1,811,725
Packing and supply materials	5,493	1,610
Freight-out	9,227	1,268
Consultancy fees	8,805	207,123
Office expenses	10,396	847
Entertainment	22,075	-
	$1,649,685	$2,330,898

Note 7- INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2009	2008

Finished goods	$4,733,684	$5,492,366
Work-in-progress	931,629	1,044,048
Raw materials	2,125,739	1,576,534
Supplies and packing materials	341,629	44,644
	$8,132,681	$8,157,592

Note 8- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2009	2008

Building and warehouses	$8,296,979	$7,835,356
Machinery and equipment	9,653,846	8,743,251
Office equipment and furniture	76,589	63,597
Motor vehicles	465,069	463,928
	18,492,483	17,106,132

Less: Accumulated depreciation	(5,626,814)	(4,315,364)

Add: Construction in progress	339,156	145,900

Total	$13,204,825	$12,936,668

Depreciation expense charged to operations was $1,301,926 and $1,141,132 for the year ended December 31, 2009 and 2008, respectively.

Note 9- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,	December 31,
	2009	2008

Land use right	$5,409,952	$5,396,684
Less: Amortization	(421,135)	(312,169)
Land use right, net	$4,988,817	$5,084,515

Amortization expense charged to operations was $107,112 and $107,501 for the year ended December 31, 2009 and 2008, respectively.

Note 10- RESTRICTED CASH

Restricted cash consists of following:

	December 31,	December 31,
Financial Institutions	2009	2008

Jinan Branch of Shanghai Pudong Development Bank	$-	$4,377,000
Feicheng Branch of Bank of China	3,071,433	1,459,000
Wenyang Branch of Agriculture Bank	1,755,104	1,750,800
Wenyang Credit Bank	3,510,209	3,501,600

Feicheng Branch of Construction Bank	5,850,348	-
Feicheng Branch of Transportation Bank	1,462,587	2,188,500
Jinan Wendong Branch of Shenzhen Development Bank	8,775,522	5,836,000
Wen-yang Branch of Agricultural Bank of China	1,316,328	-
Jinan Branch of Qingdao Bank	5,850,348	-
Nanjing Road Branch of China CITIC Bank	1,462,587	-
	$33,054,466	$19,112,900

Note 11- BANK CHECKS PAYABLE

Bank checks payable consists of following:

	December 31,	December 31,
Financial Institutions	2009	2008

Feicheng Branch of Bank of China	$6,142,866	$2,918,000
Feicheng Branch of Transportation Bank	2,925,174	4,377,000
Wenyang Credit Bank	5,850,348	5,836,000
Jinan Branch of Shanghai Pudong Development Bank	-	4,377,000
Feicheng Branch of Construction Bank	5,850,348	-
Wenyang Branch of Agriculture Bank	5,850,348	2,918,000
Jinan Wendong Branch of Shenzhen Development Bank	13,163,283	8,754,000
Jinan Branch of Bank of Qingdao	8,775,522	-
Qingdao Branch of China CITIC Bank	1,462,587	-
	$50,020,476	$29,180,000

Note 12- INTEREST INCOME

Interest income consists of following:

	For the Year Ended
	December 31,
	2009	2008

Interest income from loans to Shangdong Ruitai	$1,729,708	$1,236,191
Interest income from deposites in banks	636,473	434,705
Other interest income	4,302	50,523
	$2,370,482	$1,721,419

Note 13- INTEREST EXPENSES

Interest expenses consist of following:

	For the Year Ended
	December 31,
	2009	2008

Interest expenses for bank loans	$1,509,814	$1,804,733
Interest expenses for discount on bank checks	852,187	854,434
Interest expenses for due to employees	111,370	180,938
	$2,473,370	$2,840,105

Note 14- BANK LOANS

Bank loans consist of the following as of December 31, 2009:

			Monthly
	Loan		Interest	Guaranteed
Financial Institutions	Amount	Duration	Rate	By

Feicheng Branch of Bank of China	$438,776	02/04/2009- 01/28/2010	4.868‰	Shangdong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,462,587	02/27/2009- 02/26/2010	4.368‰
Feicheng Branch of Bank of China	702,042	03/18/2009- 03/17/2010	4.868‰
Feicheng Branch of Bank of China	614,287	03/18/2009- 03/17/2010	4.868‰
Feicheng Branch of Bank of China	877,552	03/25/2009- 03/24/2010	4.868‰
Feicheng Branch of Bank of China	1,462,587	04/23/2009- 04/22/2010	6.848‰
Feicheng Branch of Bank of China	1,023,811	05/26/2009- 05/25/2010	4.425‰
Feicheng Branch of Bank of China	1,316,328	06/02/2009- 06/01/2010	4.425‰
Feicheng Branch of Bank of China	1,462,587	10/14/2009- 10/13/2010	5.310%
Feicheng Branch of Transportation Bank	1,462,587	10/13/2009- 06/11/2010	5.841%
Wenyang Branch of Feicheng Credit Bank	877,552	05/28/2009- 05/28/2010	4.4250‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,213,947	01/24/2009- 01/24/2010	4.4250‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,117,416	01/24/2009- 01/24/2010	4.4250‰
Wenyang Branch of Feicheng Credit Bank	1,462,587	01/17/2009- 01/17/2010	4.4250‰

Jinan Branch of Shanghai Pudong Bank	2,925,174	08/20/2009- 08/20/2010	5.310%	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	2,925,174	08/20/2009- 08/20/2010	5.310%
Wenyang Branch of Agriculture Bank	1,462,587	05/31/2009- 05/28/2010	5.800%	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Agriculture Bank	1,462,587	05/31/2009- 05/28/2010	5.800%
Jinan Branch of Bank of Qingdao	2,925,174	09/21/2009- 09/21/2010	5.841%
Total	$27,195,342

Interest expense charged to operations for these bank loans was $1,509,814 for the year ended December 31, 2009.  The weighted-average outstanding bank loan balance is $24,108,867, and the weighted-average monthly interest rate is 5.23‰.

Bank loans consist of the following as of December 31, 2008:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By

Feicheng Branch of Bank of China	$437,700	02/28/2008- 01/27/2009	7.47‰	Shandong Ashide Chemicals Co., Ltd.
Feicheng Branch of Bank of China	1,459,000	02/28/2008- 02/27/2009	7.47‰
Feicheng Branch of Bank of China	700,320	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	612,780	03/19/2008- 03/18/2009	7.47‰
Feicheng Branch of Bank of China	875,400	03/26/2008- 03/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	04/24/2008- 04/23/2009	6.8475‰
Feicheng Branch of Bank of China	1,021,300	05/26/2008- 05/25/2009	6.8475‰
Feicheng Branch of Bank of China	1,313,100	06/03/2008- 06/02/2009	6.8475‰
Feicheng Branch of Bank of China	1,459,000	10/24/2008- 10/23/2009	6.3525‰

Taian Branch of Transportation Bank	729,500	07/28/2008- 01/28/2009	6.0225‰
Wenyang Branch of Feicheng Credit Bank	875,400	05/28/2008- 05/28/2009	6.225‰	Shangdong Ashide Chemicals Co., Ltd.
Wenyang Branch of Feicheng Credit Bank	1,210,970	01/31/2008- 01/31/2009	6.225‰	Shandong Zhuiyuan Mining Group Co., Ltd
Wenyang Branch of Feicheng Credit Bank	1,114,676	01/30/2008- 01/30/2009	6.225‰
Wenyang Branch of Feicheng Credit Bank	1,459,000	01/29/2008- 01/29/2009	6.225‰
Jinan Branch of Shanghai Pudong Bank	2,918,000	08/12/2008- 08/12/2009	6.8475‰	Feicheng Ashide Chemicals Co., Ltd.
Jinan Branch of Shanghai Pudong Bank	1,459,000	08/01/2008- 08/01/2009	6.8475‰
Wenyang Branch of Agriculture Bank	1,459,000	11/28/2007- 05/24/2009	5.460‰	Shandong Suolide Welding Materials Co., Ltd
Wenyang Branch of Agriculture Bank	1,459,000	01/24/2008- 01/22/2009	8.0925‰	Shandong Ashide Chemicals Co., Ltd.

Total	$22,022,146

Interest expense charged to operations for these bank loans was $1,804,733 for the year ended December 31, 2008. The weighted-average outstanding bank loan balance is $22,390,850; and the weighted-average monthly interest rate is 6.78‰.

Note 15- RELATED PARTY TRANSACTIONS

Advance to employees

”Advance to employee” are advances to employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

Due from a related party

”Due from a related party" represents loans to Shandong Ruitai Chemicals Co., Ltd. ("Shandong Ruitai"),

from Chine RuiTai’s majority-owned subsidiary, TaiAn. Shandong Ruitai had owned 75% equity ownership interest of TaiAn from January 2000 through February 2007, prior to the closing of the Share Exchange. On March 20, 2007, Shandong Ruitai sold 74% equity ownership interest of TaiAn to Pacific Capital Group Co., Ltd and complete the Share Exchange. Mr. Xingfu Lv, our President, and Mr. Dianming Ma, our CEO, collectively own 100% of equity ownership interest in Shandong Ruitai.

TaiAn has been extending loans to Shandong Ruitai. Prior to December 2007, these loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed to be payable on demand. As TaiAn became the only operating subsidiary of a public company, TaiAn entered into a loan agreement for the repayment of the outstanding balance of the loans with Shandong Ruitai in December 31, 2007. Pursuant to the loan agreement, Shandong Ruitai will pay 7‰ interest of the outstanding balance monthly. The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans. Shandong Ruitai pledges its thermal power plant as collateral for the loans and Mr. Lv and Mr. Ma personally guaranteed the loans repayment obligations. In addition, Shandong Ruitai agrees to gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

On December 31, 2009, when the balance of the loans extended to Shandong Ruitai reached $31,745,649, Shandong Ruitai and TaiAn entered into a Set-Off Agreement to settle the outstanding balance due and owing to TaiAn. Pursuant to the terms of the Set-Off Agreement, TaiAn agreed to allow Shandong Ruitai satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”).  In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local govenment to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.  Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years.  The outstanding principal due and owing to Shandong Ruitai pursuant to the Set-Off Agreement will accrue inter at a monthly interest rate of 6‰. The Company’s management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.

The following is a summary of due to Shandong Ruitai:

	December 31,	December 31,
	2009	2008

Due to Shangdong Ruitai-current portion	$2,979,171	$-
Due to Shangdong Ruitai-long-term portion	1,986,114	-
Total due to Shandong Ruitai	$4,965,285	$-

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ended March 31, 2028. Taishan Building is held under a land use rights for residential use while the building is currently used as a budget hotel. TaiAn has not obtained approval from local government for the change in the use of the land use rights. If the local government disapproves the change, the Management believes the cost to restore the building for residential use is immaterial and the restoration does not materially affect the fair value of the building.

Purchase from a related party

TaiAn purchases hot steam from Shandong Ruitai' power plant. Hot steam is one of the major raw material for TaiAn's production and TaiAn records the costs of hot steam into its manufacturing costs.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.  TaiAn purchase hot steam of $2,417,037 and $ 2,075,317 from Shandong Ruitai in the year ended December 31, 2009 and 2008, respectively.

Due to employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 6‰ interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 5‰ interest on these loans monthly.  Cash flows from these activities are classified as cash flows from financing activities.  The Company paid interest of $111,370 and $180,938 for the year ended December 31, 2009 and 2008, respectively.

Land use right transaction

On October 25, 2006, the Company purchase the use right of a piece of land, approximately 36 acre, located in Wenyang County, Shandong Province, from its then majority shareholder, Shandong Ruitai, for $3,352,840.  The local government approved the transaction and certified that the purchase price is at the fair market value.  The consideration has been paid to the seller, and the title transfer is on going.  The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties. The Company's headquarters building and a production facility are located in this piece of land.

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

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2009	2008
Provision for US Income Tax	$-	$-
Provision for PRC national income tax	1,891,955	1,746,314
Provision for PRC local income tax	-	-
Total provision for income taxes	$1,891,955	$1,746,314

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2008	2007

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC national income tax rate	25.00%	25.00%
PRC local income tax rate	0.00%	0.00%
Effective income tax rate	25.00%	25.00%

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2009	2008

Current Income Tax	$1,891,955	$1,746,314
Deferred Income Tax	-	-
Total provision for income taxes	$1,891,955	$1,746,314

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2009	2008
Deferred Tax Assets
Net operating loss carry-forward	$284,651	$284,651
Less: valuation allowance	(284,651)	(284,651)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2009	2008

Deferred Tax Liabilities	$-	$-

At December 31, 2009 and 2008, the Company had net operating losses of approximately $1,138,602 carried from prior years. .  Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

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

Warrant costs charged to operation as consultant fees for the year ended December 31, 2009 and 2008 were $29,000 and $145,000, respectively.

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

Warrant costs charged to operation as consultant fees for the year ended December 31, 2009 and 2008 were $136,978 and $231,022, respectively.

Note 18- EARNINGS PER SHARE

The following is information of net income per share:

	For the Year Ended
	December 31,
	2009	2008
Net income attributable to
China Ruitai International Holdings
Co., Ltd. Shareholders	$5,619,102	$5,186,550

Weighted average shares
used in basic computation	26,000,000	26,000,000

Effect of dilutive securities:
Warrants	350,000	244,608

Weighted average shares
used in diluted computation	26,350,000	26,244,608
Earnings per share:

Basic	$0.22	$0.20

Diluted	$0.21	$0.20

Note 19- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Year Ended
	December 31,
	2009	2008

Net income	$5,675,861	$5,238,939
Other comprehensive income, net of tax:
Effects of foreign currency conversion	43,448	741,057
Total other comprehensive, not of tax	43,448	741,057
Comprehensive income	5,719,309	5,979,996
Comprehensive income attributable to
the noncontrolling interest	(57,193)	(59,801)
Comprehensive income attributable to
China Ruitai International Holdings Co., Ltd.	$5,662,116	$5,920,195

Note 20- COMMON STOCK

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

Note 21- SEGMENT REPORTING

The major products consist of following

		For the Year Ended
		December 31,
		2009	2008
	Revenue

1	Methyl Cellulose (MC)	2,274,357	3,428,160
2	Hydroxypropyl Methyl Cellulose (HPMC)	26,310,460	31,359,201
3	Hydroxypropyl Cellulose (HPC)	1,097,669	902,214
4	Ethyl Cellulose (EC)	2,130,407	2,072,955
5	Hydroxyethyl Cellulose (HEC)	1,027,284	1,088,684
6	HEMC	270,333	331,220
7	Hydroxypropyl Cellulose (HPC)	5,090	5,162

8	HP	381,372	236,790
9	Microcrystalline Cellulose (MCC)	254,400	53,945
10	CMC	20,939	101,356
11	Film Coating Pre-Mixed Reagent.	742,341	637,731
12	Raw materials	1,221,452	918,079

	Cost of Sales

1	Methyl Cellulose (MC)	1,943,864	2,865,474
2	Hydroxypropyl Methyl Cellulose (HPMC)	17,024,703	20,825,061
3	Hydroxypropyl Cellulose (HPC)	684,875	448,767
4	Ethyl Cellulose (EC)	1,205,350	1,351,825
5	Hydroxyethyl Cellulose (HEC)	884,801	935,748
6	HEMC	221,676	274,879
7	Hydroxypropyl Cellulose (HPC)	4,768	5,498
8	HP	116,717	96,148
9	Microcrystalline Cellulose (MCC)	176,219	42,687
10	CMC	23,333	142,987
11	Film Coating Pre-Mixed Reagent.	209,132	183,943
12	Raw materials	1,369,718	951,532

	Gross Profit

1	Methyl Cellulose (MC)	330,493	562,686
2	Hydroxypropyl Methyl Cellulose (HPMC)	9,285,757	10,534,140
3	Hydroxypropyl Cellulose (HPC)	412,794	453,447
4	Ethyl Cellulose (EC)	925,057	721,130
5	Hydroxyethyl Cellulose (HEC)	142,483	152,936
6	HEMC	48,657	56,341
7	Hydroxypropyl Cellulose (HPC)	322	(336)
8	HP	264,655	140,642
9	Microcrystalline Cellulose (MCC)	78,181	11,258
10	CMC	(2,394)	(41,631)
11	Film Coating Pre-Mixed Reagent.	533,209	453,788
12	Raw materials	(148,266)	(33,453)

Geographic Areas Information

While all of the Company’s assets and production are located in the PRC, the Company sales products to customers located in the South Korea, United Arab Emirates, Finland, Germany, United States, Spain, and other countries, as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Geographic		Percentage of		Percentage of
Areas	Revenue	Total Revenue	Revenue	Total Revenue

PRC	$23,995,991	67.15%	$28,546,455	69.40%
South Korea	4,371,252	12.23%	269,865	0.66%
United Arab Emirates	1,691,873	4.73%	1,990,819	4.84%
Finland	1,008,195	2.82%	2,319,224	5.64%
Germany	1,830,244	5.12%	1,979,915	4.81%
U.S.A.	1,616,520	4.52%	2,415,285	5.87%
Spain	230,902	0.65%	-
Other Countries	991,127	2.77%	3,613,934	8.79%
Total	$35,736,104	100.00%	$41,135,497	100.00%

Major Customers

The Company has a diversified customer base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

ChangSha XiangTai Science and Technology Developing Co., Ltd.	$4,379,486	12.26%	$3,729,352	9.07%
Viscochem Research & Development Co., Ltd.	1,691,873	4.73%	1,990,819	4.84%
Bang and Bonsomer Co., Ltd.	1,350,702	3.78%	2,037,967	4.95%
Total	$7,422,061	20.77%	$7,758,137	18.86%

Major Suppliers

The Company has a diversified Supplier base.  There were eight major suppliers from which we purchased approximately 5% or more of the Company’s total purchase as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase

Tianjun Changda Technology Co., Ltd.	$3,657,151	16.94%	$4,085,990	12.89%
Nantong Jiangshan Pesticide Chemical Co., Ltd.	2,800,219	12.97%	2,863,359	9.03%
Nantong (Xinyi) Chemical Transportation Co., Ltd.	1,842,063	8.53%	2,127,936	6.71%
Zhongyang Jinhanjiang Cellulose Co., Ltd.	2,308,499	10.69%	317,211	1.00%
JiNing XingChi Chemical Company	2,150,156	9.96%	947,910	2.99%
Dongaxian Tianyuan Cellulose Co., Ltd.	2,394,987	11.09%	-	-
ZiBo HuiLi Cellulose Co., Ltd.	-	-	7,958,641	25.11%
ChangSha XiangTai Science and Technology Developing Co., Ltd.	-	-	3,672,563	11.59%
Total	$15,153,076	70.20%	$21,973,610	69.32%

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2009:

				Monthly	Guaranteed
	Financial	Loan		Interest
Borrower	Institutions	Amount	Duration	Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,170,070	08/16/2009- 07/23/2010	4.868‰	Shandong RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,170,070	08/16/2009- 07/23/2010	4.868‰	Shandong RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	351,021	08/16/2009- 07/23/2010	4.868‰	Shandong RuiTai Cellulose Co., Ltd.
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	219,388	01/12/2007- 01/08/2012	8.34‰	TaiAn RuiTai Cellulose Co., Ltd.
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	117,007	02/02/2007- 01/08/2011	8.34‰	TaiAn RuiTai Cellulose Co., Ltd.
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	130,170	12/30/2006- 01/08/2010	8.33‰	TaiAn RuiTai Cellulose Co., Ltd.
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	102,381	12/30/2006- 01/08/2011	8.33‰	TaiAn RuiTai Cellulose Co., Ltd.
Shandong Taipeng Co., Ltd.	Feicheng Branch of Agriculture Bank	2,340,139	05/10/2009- 05/10/2010	4.425‰	Shangdong Yinbao Food Co., Ltd.
Shandong Yinbao Co.,Ltd.	Feicheng Branch of Agriculture Bank	2,486,398	11/01/2009- 11/01/2010	4.425‰	Shangdong Taipeng Shiye Co., Ltd.

	Total	$8,086,644

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Monthly
	Financial	Loan		Interest	Guaranteed
Borrower	Institutions	Amount	Duration	Rate	By
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	$1,093,760	09/18/2008- 09/17/2009	7.2‰	TaiAn RuiTai Cellulose Co., Ltd.
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,093,760	10/20/2008- 09/30/2009	6.93‰
Shangdong Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	328,128	05/14/2008- 05/13/2009	7.47‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	1,500,000	01/12/2007- 01/08/2012	8.34‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	800,000	02/02/2007- 01/08/2011	8.41‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	890,000	12/30/2006- 01/08/2010	8.32938‰
Fei Cheng Ashide Chemical Co., Ltd.	Feicheng Branch of Bank of China	700,000	12/30/2006- 01/08/2011	8.32938‰
Shandong Lulong Co., Ltd.	Jinan Branch Shenzhen Development Bank	1,459,000	08/10/2008- 08/09/2009	5.531‰

	Total	$7,864,648

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

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2009:

				Amount in	Amount
		Bank		Restricted	Guaranteed
	Financial	Check		Bank	By the
Borrower	Institutions	Amount	Duration	Account	Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,925,002	01/10/2009- 07/10/2010	1,462,501	1,462,501
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,340,002	01/10/2009- 07/10/2010	1,170,001	1,170,001

	Total	$5,265,004

Bank checks that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2008:

				Amount in	Amount
		Bank		Restricted	Guaranteed
	Financial	Check		Bank	By the
Borrower	Institutions	Amount	Duration	Account	Company

Shangdong Yinbao Food Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,917,536	07/10/2008- 01/10/2009	1,458,768	1,458,768
Shangdong Taipeng Shiye Co., Ltd.	Jinan Branch of Shenzhen Development Bank	2,334,029	07/10/2008- 01/10/2009	1,167,014	1,167,014

	Total	$5,251,565

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the SEC on January 9, 2008, the Company changed auditors.  For the fiscal year ended December 31, 2009, there were no disagreements with our accountants on accounting and financial disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2009, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Dian Min Ma, CEO	2009 2008 2007	$8,662(1) $8,297(1) $185,185(1)	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$8,662 $8,297 $185,185
Xing Fu Lu, President	2009 2008 2007	$8,231(2) $9,313(2) $198,000(2)	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$8,231 $9,313 $198,000
Gang Ma, Chief Accounting Officer	2009 2008 2007	$4,081(3) $4,328(3) $67,000(3)	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$4,081 $4,328 $67,000

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

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2009.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Dian Min Ma(1) Director, Chief Executive Officer, Secretary Wenyang Town Feicheng City ShanDong, China 270016	11,936,372	45.90%
Common	Xing Fu Lu(1) President, Director Wenyang Town Feicheng City ShanDong, China 270016	11,096,220	42.70%
Common	Gang Ma(1) Chief Financial Officer Wenyang Town Feicheng City ShanDong, China 270016	0	0.00%
Common	Jin Tian (1) Director Wenyang Town Feicheng City ShanDong, China 270016	0	0.00%

Common	All Directors and executive officers (4 persons)	23,032,592	88.60%

(1)

this person is an officer and/or director

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following are transactions with related parties:

Advance to Employees

TaiAn has a process of making advances to employees.  “Advances to Employees” are advances to employees who are working on projects on behalf of TaiAn. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities. The total advance to employees was $116,954 and $150,294 for the years ended December 31, 2009 and 2008, respectively.

Due From/To Related Party

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

Prior to December 2007, these loans were unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  As TaiAn became the only operating subsidiary of a public company, TaiAn signed a loan agreement with Shandong Ruitai in December 2007.  Pursuant to the loan agreement, Shandong Ruitai will pay 7‰ interest on the outstanding balance monthly.  The Management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.  Shandong Ruitai pledges its power plant as collateral for the loans and Mr. Lv and Mr. Ma guarantee the loans.  In addition, Shandong Ruitai agrees to gradually pay off these loans in a three-year period ended December 31, 2010, with 30% in 2008, 30% in 2009, and the rest of 40% in 2010.

As disclosed on Form 8-K filed with the SEC on April 15, 2010, on December 31, 2009, when the balance of the loans extended to Shandong Ruitai reached $31,745,649 Shandong Ruitai and TaiAn entered into a Set-Off Agreement to settle the outstanding balance due and owing to TaiAn.   On December 31, 2009, TaiAn executed a Set-Off Agreement with Shandong Ruitai. for the purpose of satisfying outstanding debts owed by Shandong Ruitai to TaiAn.  Pursuant to the terms of the Set-Off Agreement, TaiAn agreed to allow Shandong Ruitai satisfy a  a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Property”).  In conjunction with the Set-Off Agreement, the parties engaged the firm of CB Richard Ellis Consultant Services (Beijing), Ltd. (“CB Richard Ellis”) to perform an independent appraisal of the Property.  CB Richard Ellis appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.  Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years.  The outstanding principal due and owing to Shandong Ruitai pursuant to the Set-Off Agreement will accrue inter at a monthly interest rate of 6%. The Company’s management believes that the interest rate approximates the fair market interest rate as compared to the Company's bank loans.

The following is a summary of due to Shandong Ruitai:

	December 31,	December 31,
	2009	2008

Due to Shangdong Ruitai-current portion	$2,979,171	$-
Due to Shangdong Ruitai-long-term portion	1,986,114	-
Total due to Shandong Ruitai	$4,965,285	$-

Imputed interest income recognized from due from Shangdong Ruitai amounted to $1,729,708 and $1,236,191 for the year ended December 31, 2009 and 2008, respectively

Due To Employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.   There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 8‰ interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The total borrowing from employees was $1,476,292 and $1,707,383 for the years ended December 31, 2009 and 2008, respectively.  The Company paid interest of $ 111,370 and $180,938 for the years ended December 31, 2009 and 2008, respectively.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Keith K. Zhen, CPA for audit of the Company's annual financial statements were $98,000.00 for the fiscal year ended December 31, 2009, and $88,000 for the fiscal year ended December 31, 2008.

Audit Related Fees

(2)

Keith K. Zhen, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Keith K. Zhen, CPA for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2009 and 2008.

All Other Fees

 (4)

Keith K. Zhen, CPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

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

Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd.( incorporated by reference from Exhibit

Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008)

10.8

Set-Off Agreement dated December 31, 2009 by and between TaiAn Ruitai Cellulose Co., Ltd. and Shandong Ruitai Chemical Co., Ltd. (incorporated by reference from Exhibit to Form 8-K filed with the Securities and Exchange Commission on April 15, 2010)

10.9

House Lease Agreement dated January 1, 2010 by and between TaiAn Ruitai Cellulose Co., Ltd. and Beijing Shengmei Hotel Management Co., Ltd. (incorporated by reference from Exhibit to Form 8-K filed with the Securities and Exchange Commission on April 15, 2010)

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

Date:  April 15, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dian Min Ma

Dian Min Ma, Chief Executive Officer

Date:  April 15, 2010

By:  /S/ Gang Ma

Gang Ma, Chief Financial Officer, Principal Accounting Officer

Date:  April 15, 2010

By:  /S/ Dian Min Ma

Dian Min Ma, Director

Date:  April 15, 2010

By:  /S/ Xing Fu Lu

Xing Fu Lu, Director

Date:  April 15, 2010

By:  /S/ Jin Tian

Jin Tian, Director

Date:  April 15, 2010