Form 10-Q
period 2010-03-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2010-05-17
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 000-04494

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-5661446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wenyang Town, Feicheng City, ShanDong, China	271603
(Address of principal executive offices)	(Zip Code)

(86) 538 3850 703
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2010, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

China Ruitai International Holdings, Inc.

FORM 10-Q

PART I—FINANCIAL INFORMATION

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the content otherwise requires, all references to “we,” “us,” the “Company” or “China Ruitai” in this Quarterly Report on Form 10-Q refers to China Ruitai International Holdings Co., Ltd.

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,953,190	$10,174,528
Restricted cash	32,274,000	33,054,466
Accounts receivable, net	7,665,940	4,098,729
Notes receivable	7,731,215	7,153,450
Advance to suppliers	1,570,685	1,649,685
Inventories	7,581,269	8,132,681
Other receivables	499,085	126,657
Total current assets	65,275,384	64,390,196

Property and equipment, net	13,503,313	13,204,825
Commercial leasing assets, net	36,607,620	36,710,934
Land use rights, net	4,976,737	4,988,817
Long term investment	-	888,960

	$120,363,054	$120,183,732
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans	$25,370,298	$27,195,342
Accounts payable	6,964,910	6,175,266
Notes payable	48,557,700	50,020,476
Advance from customers	619,812	127,419
Due to related party- current portion	1,748,793	2,979,171
Income tax payable	5,574,445	5,277,239
Other payables	4,101,386	2,900,942
Loan from employees	1,362,186	1,476,292
Total current liabilities	94,299,530	96,152,147

Due to related party- long-term portion	1,992,107	1,986,114
Total Liabilities	96,291,637	98,138,261

Equity:
Common stock ($.001 par value; 50,000,000 shares authorized, 26,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	18,118,760	16,179,230
Accumulated other comprehensive income	1,414,398	1,347,371

Total Equity of the Company’s Shareholders	23,836,981	21,830,424
Noncontrolling interest	234,436	215,047
Total Equity	24,071,417	22,045,471

	$120,363,054	$120,183,732

See notes to consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Sales	$10,238,256	$8,231,180
Cost of sales	6,929,872	4,976,541

Gross profit	3,308,384	3,254,639

Operating expenses:
General and administrative expenses	284,252	815,233
Selling expenses	359,075	288,977
Total operating expense	643,327	1,104,210

Commercial leasing income	303,183	-
Cost of commercial leasing	(214,007)	-
Income from operations	2,754,233	2,150,429

Other income/(expense)
Interest income	391,180	542,403
Interest expense	(578,487)	(765,551)
Other income/(expense)	38,295	(41,983)

Income before income tax expense	2,605,221	1,885,298

Income tax expense	646,302	471,326

Net income	1,958,919	1,413,972

Less: Net income attributable to the noncontrolling interest	19,389	14,140
Net income attributable to China Ruitai International Holding Co., Ltd.	1,939,530	1,399,832

Other comprehensive income
Foreign Currency Translation Adjustment	67,027	20,012

Comprehensive income	$2,006,557	$1,419,844

Earnings per share
Basic and diluted	$0.07	$0.05
Weighted average number of common shares outstanding
Basic and diluted	26,000,000	26,000,000

See notes to consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,958,919	$1,413,972
Adjustments to reconcile net income to net cash provided by operation activities
Depreciation	564,625	311,395
Amortization of land use rights	27,122	26,746
Stock based compensation	-	121,000
Changes in operating assets and liabilities:
Restricted cash	879,900	(9,931,952)
Accounts receivable	(3,553,625)	(1,163,972)
Notes receivable	(556,011)	2,607,913
Advance to suppliers	83,947	-
Inventories	575,753	52,815
Other receivables	(371,918)	(949,364)
Accounts payable	770,749	900,750
Notes payable	(1,613,150)	9,055,602
Advance from customers	491,841	170
Income tax payable	281,188	215,819
Other payables	1,191,228	6,572
Net cash provided by operating activities	730,568	2,667,466

Cash flows from investing activities:
Purchase of property and equipment	(609,265)	(287,450)
Due from a related party	-	(5,084,785)

Net cash used in investing activities	(609,265)	(5,372,235)

Cash flows from financing activities:
Proceeds from bank loans	6,003,851	-
Repayment of bank loans	(7,910,301)	(730,293)
Due to a related party	(347,609)	-
Loan from employees	(118,513)	238,785

Net cash used in financing activities	(2,372,572)	(491,508)

Effect of foreign exchange rate changes	29,931	6,142
Net decrease in cash and cash equivalent	(2,251,269)	(3,196,277)

Cash and cash equivalent- beginning of period	10,174,528	5,319,456

Cash and cash equivalent-end of period	$7,953,190	$2,129,321

Supplementary cash flow information:
Cash paid for interest expense	$578,487	$637,819
Cash paid for income tax	$365,239	$220,524

During the three months ended March 31, 2010, the Company transferred its long-term investment of $888,960 in Wenyang Xinyong Bank to Shandong Ruitai to reduce its loan from Shandong Ruitai with the same amount. (See Note 9)

See notes to consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

China Ruitai International Holdings Co., Ltd. (“China Ruitai” or the “Company”) was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. The Company subsequently changed its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation, and in 2006 changed its name to Shandong Ruitai Chemical Co., Ltd. On March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd. On February 26, 2007, the Company changed its fiscal year end from October 31 to December 31.

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”), a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”). Pursuant to the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, thereby causing Pacific Capital Group and Pacific Capital Group’s majority-owned operating subsidiary, TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn Ruitai”), a Chinese limited liability company, to become wholly-owned and majority owned-subsidiaries, respectively, of the Company. The parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

Pacific Capital Group was incorporated on November 23, 2006 under the laws of the Republic of Vanuatu as a holding company, for the purposes of seeking and consummating a merger or acquisition with a business entity.  On April 26, 2007, following the approval by the relevant governmental authorities in the People’s Republic of China (the “PRC”), Pacific Capital Group acquired a 99% ownership interest in TaiAn Ruitai, which was formed in the PRC on November 10, 1999 by $2,391,840. As a result of the transaction, TaiAn Ruitai became a 99% majority-owned subsidiary of Pacific Capital Group.

TaiAn Ruitai is the only one of these affiliated companies that is engaged in business operations. China RuiTai and Pacific Capital Group are holding companies, whose business is to hold an equity ownership interest in TaiAn Ruitai. TaiAn Ruitai is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products. TaiAn Ruitai’s assets exist solely in the PRC, and its revenues are derived from its operations therein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries.

The accompanying unaudited consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

Principle of consolidation

The consolidated financial statements include China Ruitai International Co., Ltd., Pacific Capital Group Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. Management evaluates the estimates on an ongoing basis, including those related to accounts receivable and useful lives of property and equipment, fair values of warrant to purchase our common stock, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently issued accounting pronouncements

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of receivables for sales of product on credit. Accounts receivable as of March 31, 2010 and December 31, 2009 was $7,665,940 and $4,098,729 respectively.

	March 31, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$9,217,616	$5,705,298
Less: Allowance for doubtful accounts	(1,551,676)	(1,606,569)
	$7,665,940	$4,098,729

Allowance for doubtful accounts movement for three months ended March 31, 2010:

	December 31, 2009	Provision	Reverse	Write-off	March 31, 2010
Allowance for doubtful accounts	$(1,606,569)	$(61,160)	$116,053	$-	$(1,551,676)

4. NOTES RECEIVABLE

Notes receivables of $7,731,215 as of March 31, 2010 and $7,153,450 as of December 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 3 to 6 months, and are accepted by banks.

5. INVENTORIES

Inventories on March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$2,949,060	$2,467,368
Work in progress	952,274	931,629
Finished goods	3,679,935	4,733,684
	$7,581,269	$8,132,681

6. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Buildings	$8,326,420	$8,296,979
Machinery and equipment	10,194,068	9,653,846
Office equipment and furniture	76,811	76,589
Motor vehicles	466,473	465,069
Construction in progress	434,084	339,156

Less: Accumulated depreciation	(5,994,543)	(5,626,814)
	$13,503,313	$13,204,825

The depreciation expenses were $350,618 and $311,395 for the three months ended March 31, 2010 and 2009 respectively.

7. LAND USE RIGHTS, NET

Land use rights, net consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land use right	5,426,275	5,409,952
Less: Accumulated amortization
	(449,538)	(421,135)
	$4,976,737	$4,988,817

Amortization expenses were $27,122 and $26,746 for the three months ended March 31, 2010 and 2009, respectively.

8. COMMERCIAL LEASING ASSETS

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) and TaiAn Ruitai entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to allow Shandong Ruitai to repay a total of $31,745,649 in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats Taishan Building as commercial leasing assets and provides depreciation over 43 years At March 31, 2010, the net carrying value of the building was $36,607,620.

9. LONG TERM INVESTMENT

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The long-term investment represented approximately 2% of the equity ownership. The investments are transferable in accordance with the laws of the PRC. The investments were carried with cost method. The Company did not purchase any additional long-term investment in the three months ended March 31, 2010 and 2009, respectively. Dividend income on these investments is recorded when received. There were no dividend received in the three months ended March 31, 2010 and 2009, respectively.

On March 31, 2010, the Company signed Investment Transfer Agreement (“the Agreement”) with Shandong Ruitai. Pursuant to the Agreement, long-term investment in Wenyang Xinyong Bank was transferred to Shandong Ruitai at its carrying value of $888,960. As an exchange, Shandong Ruitai reduced its balance of loan to the Company accordingly.

10. SHORT-TERM BANK LOANS

Short-term bank loans at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loan from China Citic Bank Qingdao Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on September 21, 2010	2,934,000	2,925,174

Loan from China Communication Bank Tai’an Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd. , matured on June 11, 2010	1,467,000	1,462,587

Loan from Agricultural Bank of China Wenyang Branch, with an interest rate of 6.903%, guaranteed by Feicheng Golden Dragon Co., Ltd. , matured on May 28, 2010	2,934,000	2,925,174

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals, maturing on May 25, 2010	1,026,900	1,023,811

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on June 1, 2010	1,320,300	1,316,329

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd. , maturing on April 22, 2010	1,467,000	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on June 13, 2010	1,467,000	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on March 9, 2011	2,200,500	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on May 28, 2010	880,200	877,552

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,120,788	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,217,610	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Co., Ltd., and the Company’s shareholder Lv Xingfu , maturing on January 18, 2011	1,467,000	-

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd. , maturing on Augus 20, 2010	2,934,000	2,925,174

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd. , maturing on September 3, 2010	2,934,000	2,925,174

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on January 28, 2010	-	438,776

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on March 24, 2010	-	877,552

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on March 17, 2010	-	1,316,328

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on February 26, 2010	-	1,462,587

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 18, 2010	-	1,117,416

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 24, 2010	-	1,213,947

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 17, 2010	-	1,462,587
	$25,370,298	$27,195,342

The interest expenses for these bank loans were $387,503 and $409,837 for the three months ended March 31 2010 and 2009. The Weighted average interest rates for these bank loans were 5.6170% and 5.6755% at March 31, 2010 and 2009, respectively.

11. RELATED PARTY BALANCE TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) which is owned by Mr. Xingfu Lv, the President, and Mr. Dianming Ma, the CEO of the Company. The Company purchased hot steam of $1,158,975 and $635,119 from Shandong Ruitai for the three months ended March 31, 2010 and 2009, respectively. The amount of the purchased hot steam was either included in the balance of inventory as of the period end or included in the amount of cost of sales for the period.  It is impractical for the Company to show separately how much the related party purchase amount was distributed to these two accounts.

Sale of long term investment

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The long-term investment represented approximately 2% of the equity ownership. The investments are transferable in accordance with the laws of the PRC. The investments were carried with cost method. The Company did not purchase any additional long-term investment in the three months ended March 31, 2010 and 2009, respectively. Dividend income on these investments is recorded when received. There were no dividend received in the three months ended March 31, 2010 and 2009, respectively.

On March 31, 2010, the Company signed Investment Transfer Agreement (“the Agreement”) with Shandong Ruitai. Pursuant to the Agreement, long-term investment in Wenyang Xinyong Bank was transferred to Shandong Ruitai at its carrying value of $888,960. As an exchange, Shandong Ruitai reduced its balance of loan to the Company accordingly.

Due to related party

On December 31, 2009, the Company and Shadong Ruitai signed a Set-Off Agreement, pursuant which, Shadong Ruitai agrees that the Company may repay $4,965,285 within two years, and $1,992,107 could be repaid after one year. The interest shall be calculated at a rate of 7.2% per annum.

The balance of amount due to related party was as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Due from Shandong Ruitai-current portion	$1,748,793	$2,979,171
Due from Shandong Ruitai-long-term portion	1,992,107	1,986,114
Total	$3,740,900	$4,965,285

12. NOTES PAYABLE

The Company issued certain notes payable to suppliers which are guaranteed by the banks. These notes payable were issued as replacements of the accounts payable. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

For issuance of the notes by the banks, the Company is required to make a cash deposit Between 50% and 100% of the face amount of the notes in the banks without withdrawal until the notes are settled. Restricted cash for this purpose amounted to $32,274,000 and $33,054,466 as of March 31, 2010 and December 31, 2009, respectively.

13. COMMERCIAL LEASING INCOME AND COST OF COMMERCIAL LEASING

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management The Company operated as a budget hotel for a period ending March 31, 2028. The rental income $303,183 was treated as commercial leasing income and depreciation expense $214,007 was recorded as cost of commercial leasing.

14. INCOME TAXES

The tax payables balance of $5,574,445 represents the income tax accrual of TaiAn Ruitai , and TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expense of $646,302 and $471,326 for the three months ended March 31, 2010 and 2009, respectively, represents PRC current income taxes.

The Company has not recorded tax provision for U.S. and Vanuatu tax purposes as they have no assessable profits arising in or derived from United States or Vanuatu.

The Company has a deferred tax asset on net operating losses of approximately $184,280 as of March 31, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

15. CONCENTRATIONS AND CREDIT RISKS

At March 31, 2010 and December 31, 2009, the Company had a credit risk exposure of cash in banks of $7,953,190 and $10,174,528 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Major Customers

During the three months ended March 31, 2010 and 2009, the Company’s four largest customers together accounted for 27% and 31%, respectively, of the Company’s net revenue.

Major Suppliers

During the three months ended March 31, 2010 and 2009, the Company’s four largest suppliers together accounted for 51% and 52%, respectively, of the Company’s total purchases.

16. WARRANT

During March 2008 the Company engaged a consultant to conduct a program of investor relations activities, for a primary period of twelve months ended February 28, 2009, and continue on a month-to-month basis thereafter upon mutual consent. The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company’s restricted common stock at a price of $3.05 per share. The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008. The Management valued the warrant at $1.16 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $174,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$2.90	$3.05	4.0 years	2.00%	51%

Risk free interest rate: Current interest rate of short-dated government bonds such as discount rate on U.S. Government Treasury Bills with 30 days left until maturity.

Volatility: 51% is the volatility of the Company’s common stock price October 9, 2007 through March 3, 2008, which is the only available period for our common stocks price quoted in the OTCBB at the time when we valued the cost of the warrant.

Warrant costs charged to operation as consultant fees for the three months ended March 31, 2010 and 2009 were $0 and $29,000, respectively.

On May 19, 2008, the Company engaged a consultant to as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail. One of the compensation to the consultant is to issue the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share. The warrant has a term of five (5) years and was issued on May 19, 2008. The Management valued the warrant at $1.84 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$4.00	$4.00	5.0 years	2.00%	51%

Risk free interest rate: Current interest rate of short-dated government bonds such as discount rate on U.S. Government Treasury Bills with 30 days left until maturity.

Volatility: 51% is the volatility of our common stock price October 9, 2007 through May 19, 2008, which is the only available period for our co cost of the warrant.

Warrant costs charged to operation as consultant fees for the three months ended March 31, 2010 and 2009 were $0 and $92,000, respectively.

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2010	2009
Numerator used in basic net income per share:	(unaudited)	(unaudited)
Net income attribute to China Ruitai International Holding Co., Ltd	$1,939,530	$1,399,832

Shares (denominator):
Weighted average common shares outstanding	26,000,000	26,000,000
Plus: weighted average incremental shares from assumed exercise of options	-	-
WWeighted average common shares outstanding used in computing diluted net income per common share	26,000,000	26,000,000
Earnings per ordinary share-basic and diluted	$0.07	$0.05

As of March 31, 2010 and 2009, the Company had 350,000 outstanding warrants that could potentially dilute basic income per share in the future, which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these options was higher than average market price during the three months ended March 31, 2010 and 2009.

18. SUBSEQUENT EVENT

Management has considered all events occurring through May 17, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2010 Compared to the Three Month Period Ended March 31, 2009

Revenue

Revenue.  During the three month period ended March 31, 2010, we had revenues of $10,238,256 as compared to revenues of $8,231,180 during the three month period ended March 31, 2009, an increase of approximately 24.4%. The increase in revenue was primarily attributable to: (i)  an increase in total units sold as a result of the general improvement in the global economy; and (ii) our maintenance of a stable sales price to our customers while our competitors increased their sales prices dramatically due to the increase in cost of raw material. As a result of the pricing competition, some of our smaller competitors were forced out of business, and we were able go gain a portion of their market share.

Cost of Sales.  During the three month period ended March 31, 2010, our cost of sales was $6,929,872 as compared to costs of sales of $4,976,541 for the three month period ended March 31, 2009, an increase of approximately 39.3%. This increase in cost of sales resulted primarily from an overall increase in the costs of raw materials, especially cotton. .

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $359,075 for the three month period ended March 31, 2010 as compared to $288,977 for the three month period ended March 31, 2009, an increase of approximately 24.3%. This increase results primarily from an increase in transportation costs experienced by the Company and the commissions paid to a salesperson due to a 24.4% increase in sales.

General and Administrative Expenses.  General and administrative expenses totaled $284,252 for the three month period ended March 31, 2010 as compared to $815,233 for the three month period ended March 31, 2009, a decrease of approximately 65.1%. There were three primary drivers behind this decrease. : First, in the current period, we had lower costs relating to the research and development of new products.  In the first quarter of 2009, we  invested $160,598 in experimental research on a new EC line but there are no similar costs incurred on first quarter of 2010. Second, due to the financial crisis last year, we adopted a very conservative method of .allocating for bad debts.  However, the upturn in the economy this year helped us collect some of the accounts receivable which we perceived as bad debt last year. In total, the bad debt for Accounts Receivable, Other Accounts Receivable and Prepaid Expense reversed $280,793 in the first quarter of 2010. For example, one client, Shanghai Jin Yi Power Station Co, Ltd., repaid $126,100 to us which we initially perceived as uncollectible due to a successful merger and acquisition. Third, the service period of the warrants that we issued to service providers expired during the year ended December 31, 2009. In the first quarter of 2009, we recognized a $121,000 expense for the warrants and the expense was fully amortized through May 2009. There are no additional warrants issued or related expense charged in the first quarter of 2010.

Income From Operations

For the three month period ended March 31, 2010, our income from operations was $2,754,233 as compared to income from operations of $2,150,429 for the three month period ended March 31, 2009, an increase of approximately 28.1%. This increase was primarily attributable to a decrease in operating expenses, and a combination of increase in sales plus other rental income from a newly acquired commercial property in Beijing. On December 30, 2009, the Company entered into a set off agreement with its related party, Shandong Ruitai Chemicals Co., Ltd.  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building” or the “Property”). As a result, starting in the first quarter of 2010, the Taishan Building has generated  rental income of  $303,183.

Interest Income

For the three month period ended March 31, 2010, our interest income was $391,180 as compared to interest income of $542,430 for the three month period ended March 31, 2009, a decrease of approximately $151,223, or 27.9%. This decrease resulted primarily from the full repayment of the loan from the related party, Shandong Ruitai Chemicals Co., Ltd., on December 31, 2009, which reduced interest income from related parties by approximately $381,618.

Interest Expense

For the three month period ended March 31, 2010, we incurred interest expense in the amount of $578,487 as compared to interest expense of $765,551 for the three month period ended March 31, 2009, a decrease of approximately 24.4%. The decrease in interest expense resulted primarily from the decrease of the weighted-average interest rate for the bank loan from 5.6755% at March 31, 2009 to 5.6170% at March 31, 2010, as well as the decrease of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $646,302 for the three month period ended March 31, 2010 as compared to $471,326 for the three month period ended March 31, 2009, an increase of $174,976, or approximately 37.1%.  This increase is primarily attributable to an increase in profits before income taxes and minority interest increased from $1,885,298 in the three month period ended March 31, 2009 to $2,605,221 for the three month period ended March 31, 2010, an increase of approximately 38%.

Net Income

We had net income of $1,939,530 for the three month period ended March 31, 2010 as compared to $1,399,832 for the three month period ended March 31, 2009, an increase of $539,698, or approximately 38.6%.  This increase is primarily attributable to an increase in sales revenue and a decrease in general and administrative expenses.

Inventories

As of March 31, 2010, we had inventories of $7,581,269 as compared to inventories of $8,132,681 as of March 31, 2009, a decrease of $551,412, or approximately 6.8%. The decrease in inventories from 2010 to 2009 was the result of an increase in demand for our products along with the improvement in the economy and the improvement of inventory control efficiency.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities, will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of March 31, 2010: (i) our total current assets were $65,275,384 as compared to total current assets of $64,390,196 at December 31, 2009, an increase of $885,188, or approximately 1.4%; and (ii) our total assets were $120,363,054 as of March 31, 2010 compared to $120,183,732 as of December 31, 2009, an increase of $179,322, or approximately 0.1%  Our total assets increased due to changes that we experienced in cash and cash equivalents, accounts receivable, restricted cash, and the selling of the equity investments, and all of which are discussed below.

Cash and Cash Equivalents.  As of March 31, 2010, our cash and cash equivalents were $7,953,190 as compared to $10,174,528 at December 31, 2009, a decrease of $2,221,338, or approximately 21.8%.  This decrease was primarily attributable to a repayment of the note payable, short-term borrowings, and due to related parties. In addition, this decrease was also due to cash purchases of equipment of $609,265.

Accounts Receivable.  As of March 31, 2010, our accounts receivable were $7,665,940 as compared to accounts receivable of $4,098,729 at December 31, 2009, an increase of $3,567,211, or approximately 87%.  This increase was primarily attributable to our increased sales generally.

Restricted Cash. As of March 31, 2010, our restricted cash was $32,274,000 as compared to restricted cash of $33,054,466 at December 31, 2009, a decrease of $780,466, or approximately 2.4%.  This decrease was primarily attributable to an overall reduction in a note payable and short-term borrowings.

Long Term Investment. As of March 31, 2010, we did not have any long term investments as compared to long term investments of $888,960 at December 31, 2009, a decrease of $888,960, or 100%.  This decrease was primarily attributable to our transfer of a long-term investment of $888,960 in Wenyang Xinyong Bank to Shandong Ruitai to reduce its loan from Shandong Ruitai by the same amount during the three month period ended March 31, 2010.

Total Current Liabilities

As of March 31, 2010, our total current liabilities were $94,299,530 as compared to total current liabilities of $96,152,147 at December 31, 2009, a decrease of $1,852,617, or approximately 1.9%.  This decrease  was primarily attributable to a decrease in notes payable, short-term borrowings, and accounts payable as discussed below.

Notes Payable.  As of March 31, 2010, our notes payable were $48,557,700 as compared to notes payable of $50,020,476 as of December 31, 2009, a decrease of $1,462,776, or approximately 2.9%. This decrease was attributable to continued repayment of the note payable outstanding.

Short-term bank loans.  As of March 31, 2010,  short-term bank loans were $25,370,298 as compared to short-term bank loans of $27,195,342 as of December 31, 2009, a decrease of $1,825,044, or approximately 6.7%. The decrease in our short-term bank loans was attributable to continued repayment of the short-term borrowings.

Accounts Payable.  As of March 31, 2010, our accounts payable was$6,964,910 as compared to accounts payable of $6,175,266 as of December 31, 2009, an increase of $789,644, or approximately 12.8%. The increase in our accounts payable was attributable to an increase in the purchase of the raw material.

Operating Activities

Net cash of $730,568 was provided by operating activities during the three month period ended March 31, 2010 compared to net cash used by operating activities of $2,667,466 during the three month period ended March 31, 2009, representing a decrease of $1,936,898.  The decrease in net cash provided by our operating activities was primarily attributable to the following five reasons: (i) since the nature of the restricted cash was directly associated with the daily operating business, there was a reclassification of $9,931,952 restricted cash from financing activities to operating activities(the restricted cash for the three month period ended March 31, 2010 was $879,900); (ii) there was a $2,607,913 decrease in notes receivable for the three month period ended March 31, 2009 and a $556,011 increase in notes receivable for the three month period ended March 31, 2010; (iii) there was a $1,163,972 decrease in accounts receivable for the three month period ended March 31, 2009 and a $3,553,625 decrease in accounts receivable for the three month period ended March 31, 2010, which is a difference of $2,389,653; (iv) there was a $9,055,602 increase in  notes payable for the three month period ended March 31, 2009 and a $1,613,150 decrease in notes payable for the three month period ended March 31, 2010; and (v) there was a $6,572 increase in the payables and accrued expenses for the three month period ended March 31, 2009 and a $1,191,228 increase in  the payables and accrued expenses for the three month period ended March 31, 2010, which is a difference of $1,184,656.

Investing Activities

During the three month period ended March 31, 2010, the net cash used in investing activities was $609,265, as compared to net cash used in investing activities of $5,372,235 for the three month period ended March 31, 2009, a decrease of $4,762,970 in the cash used in investing activities. This decrease  was primarily attributable to the increase of purchase of fixed assets of $321,815 and a repayment of loans to a related party.

Financing Activities

During the three month period ended March 31, 2010, the net cash used by financing activities was $2,372,572 as compared to net cash provided by financing activities of $491,508 for the three month period ended March 31, 2009, an increase of $1,881,064. This change in net cash used by financing activities was primarily attributable to the net effect of the repayment of $1,906,450 of bank loans. In addition, the loan due to the related party, Shandong RuiTai, increased from $0 in the three month period ended March 31, 2009 to $347,609 for the three month period ended March 31, 2010.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of our directors, officers or affiliates, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: May 17, 2010	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)