Form 10-Q
period 2010-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2010-08-16
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2010, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

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

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,169,117	$10,174,528
Restricted cash	35,646,600	33,054,466
Accounts receivable, net	7,708,993	4,098,729
Notes receivable	4,577,235	7,153,450
Advance to suppliers	2,024,448	1,649,685
Inventories	7,455,295	8,132,681
Other receivables	3,468,551	126,657
Total current assets	73,050,239	64,390,196

Property and equipment, net	13,928,075	13,204,825
Commercial leasing assets, net	36,542,390	36,710,934
Land use rights, net	4,969,850	4,988,817
Long term investment	-	888,960

	$128,490,554	$120,183,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$32,839,062	$27,195,342
Accounts payable	7,718,548	6,175,266
Notes payable	48,756,300	50,020,476
Advance from customers	859,420	127,419
Due to related party- current portion	467,251	2,979,171
Income tax payable	5,543,077	5,277,239
Other payables	3,192,663	2,900,942
Loan from employees	1,507,404	1,476,292
Total current liabilities	100,883,725	96,152,147

Due to related party- long-term portion	2,000,254	1,986,114
Total Liabilities	102,883,979	98,138,261

COMMITMENTS AND CONTIGENCIES

Stockholders’ equity:
Common stock ($.001 par value; 50,000,000 shares authorized, 26,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	19,535,677	16,179,230
Accumulated other comprehensive income	1,516,597	1,347,371

Total Equity of China Rutai Shareholders	25,356,097	21,830,424
Equity attributable to noncontrolling interests	250,478	215,047
Total Stockholders’ Equity	25,606,575	22,045,471

	$128,490,554	$120,183,732
See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$11,171,175	$8,463,783	$21,409,431	$16,694,963
Cost of sales (note a)	8,222,567	5,506,063	15,152,439	10,482,604
Gross margin	2,948,608	2,957,720	6,256,992	6,212,359

Operating expenses:
General and administrative expenses	215,858	683,737	500,110	1,498,970
Selling expenses	530,310	444,994	889,385	733,971
Total operating expense	746,168	1,128,731	1,389,495	2,232,941

Income from operations	2,202,440	1,828,989	4,867,497	3,979,418

Other income/(expense)
Interest income	175,432	382,513	566,612	924,916
Interest expense	(550,610)	(483,531)	(1,129,097)	(1,249,082)
Commercial leasing income	311,774	-	614,957	-
Cost of commercial leasing	(214,123)	-	(428,130)	-
Other income/(expense)	(16,608)	(127,065)	21,687	(169,048)

Income before income tax expense	1,908,305	1,600,906	4,513,526	3,486,204

Income tax expense	477,076	400,225	1,123,378	871,551

Net income before allocation to noncontrolling interests	1,431,229	1,200,681	3,390,148	2,614,653

Less: Net income attributable to noncontrolling interests	14,312	12,007	33,701	26,147
Net income attributable to China Ruitai	1,416,917	1,188,674	3,356,447	2,588,506

Other comprehensive income
Net Income	1,431,229	1,200,681	3,390,148	2,614,653
Foreign Currency Translation Adjustment	103,929	1,339	170,956	21,553

Comprehensive Income	$1,535,158	$1,202,020	$3,561,104	$2,636,206
Less: Comprehensive income attributable to noncontrolling interests	16,042	12,028	35,431	26,363

Comprehensive Income Attributable to China Ruitai	$1,519,116	$1,189,992	$3,525,673	$2,609,843

Earnings per share - Basic and diluted	$0.05	$0.05	$0.13	$0.10

Weighted average number of common shares outstanding - Basic and diluted	26,000,000	26,000,000	26,000,000	26,000,000

(note a: The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined, for detail, please refer to footnote 11)

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income before allocation to noncontolling interests	$3,390,148	$2,614,653
Adjustments to reconcile net income before noncontrolling interests to net cash provided by/(used in) operation activities
Depreciation	1,170,810	633,970
Amortization of land use rights	54,244	53,500
Stock based compensation	-	165,978
Changes in operating assets and liabilities:
Restricted cash	(2,346,400)	(10,082,958)
Accounts receivable	(3,565,273)	(1,793,548)
Notes receivable	2,615,532	(778,556)
Advance to suppliers	(361,417)	-
Inventories	732,041	1,084,961
Other receivables	(3,326,248)	(513,093)
Accounts payable	1,492,701	437,914
Notes payable	(1,613,150)	10,229,087
Advance from customers	727,868	188,658
Income tax payable	227,259	358,439
Other payables	269,815	(9,203)

Net cash (used in)/provided by operating activities	(532,070)	2,589,802

Cash flows from investing activities:
Purchase of property and equipment	(1,369,347)	(1,146,764)

Net cash used in investing activities	(1,369,347)	(1,146,764)

Cash flows from financing activities:
Proceeds from bank loans	22,428,651	730,648
Repayment of bank loans	(17,002,601)	-
Repayment in amount due to a related party	(1,630,614)	(5,597,857)
Loan from employees	20,517	(38,566)

Net cash provided by financing activities	3,815,953	(4,905,775)

Effect of exchange rate fluctuation on cash and cash equivalent	80,053	8,420
Net increase/(decrease) in cash and cash equivalent	1,994,589	(3,454,317)

Cash and cash equivalent- beginning of period	10,174,528	5,319,456

Cash and cash equivalent-end of period	12,169,117	1,865,139

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,129,181	$1,249,083
Cash paid for income tax	$896,164	$515,713

Supplemental disclosure of noncash investing and financing activities:
Repayment in amount due to related party by transferring out long-term investment at cost (see Note 9)	$888,960	$-
Collection in amount due from related party by receiving the ownership in real estate property at fair value (see Note 8)	$-	$36,710,934

See notes to unaudited consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION AND DISCRIPTION OF BUSINESS

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

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”), a corporation incorporated under the laws of the Republic of Vanuatu, and the stockholders of Pacific Capital Group (the “Stockholders”). Pursuant to the Share Exchange Agreement, the Stockholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock to the Stockholders, thereby causing Pacific Capital Group to become a wholly-owned subsidiary of the Company and TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn Ruitai”), Pacific Capital Group’s majority-owned operating subsidiary, a Chinese limited liability company, to become a majority owned subsidiary of the Company. The parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

Pacific Capital Group was incorporated on November 23, 2006 under the laws of the Republic of Vanuatu as a holding company, for the purposes of seeking and consummating a merger or acquisition with a business entity.  On April 26, 2007, following the approval by the relevant governmental authorities in the People’s Republic of China (the “PRC”), Pacific Capital Group acquired a 99% ownership interest in TaiAn Ruitai, which was formed in the PRC on November 10, 1999 with registered capital of $2,391,840. As a result of the transaction, TaiAn Ruitai became a 99% majority-owned subsidiary of Pacific Capital Group.

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

Basis of presentation

The consolidated interim financial information as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010, its consolidated results of operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principle of consolidation

The consolidated financial statements include China Ruitai International Co., Ltd., Pacific Capital Group Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. Management evaluates the estimates on an ongoing basis, including those related to accounts receivable and useful lives of property and equipment, fair values of warrants to purchase our common stock, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently issued accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for SEC registrants with respect to processes around issuing financial statements and SEC registration requirements (e.g., incorporation by reference of previously issued financial statements).

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of June 30, 2010 and December 31, 2009 was:

	June 30, 2010	December 31, 2009
	(Unaudited)

Accounts receivable	$9,410,616	$5,705,298

Less: Allowance for doubtful accounts	(1,701,623)	(1,606,569)

	$7,708,993	$4,098,729

Allowance for doubtful accounts movement for six months ended June 30, 2010:

	December 31, 2009	Provision	Reverse	Write-off	June 30, 2010
Allowance for doubtful accounts	$(1,606,569)	$(231,601)	$136,547	$-	$(1,701,623)

4.	NOTES RECEIVABLE

Notes receivables of $4,577,235 as of June 30, 2010 and $7,153,450 as of December 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 3 to 6 months, and are accepted by banks.

5.	INVENTORIES

Inventories on June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$3,342,998	$2,467,368
Work in progress	1,123,962	931,629
Finished goods	2,988,335	4,733,684

	$7,455,295	$8,132,681

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Buildings	$8,794,439	$8,296,979
Machinery and equipment	10,675,413	9,653,846
Office equipment and furniture	79,409	76,589
Motor vehicles	468,381	465,069

Less: Accumulated depreciation	(6,412,977)	(5,626,814)
Construction in progress	323,410	339,156
	$13,928,075	$13,204,825

The depreciation expenses was $1,170,810 and $633,970 for the six months ended June 31, 2010 and 2009, respectively.

7.	LAND USE RIGHTS, NET

Land use rights, net consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Land use right	5,448,469	5,409,952
Less: Accumulated amortization	(478,619)	(421,135)
	$4,969,850	$4,988,817

Amortization expenses were $27,122 and $26,754 for the three months ended June 30, 2010 and 2009, respectively; and $54,244 and $53,500 for the six months ended June 30, 2010 and 2009, respectively.

8.	COMMERCIAL LEASING ASSETS

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) and TaiAn Ruitai entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to allow Shandong Ruitai to repay a total of $31,745,649 by transferring 100% of Shandong Ruitai’s ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats Taishan Building as commercial leasing assets and provides depreciation over 43 years. At June 30, 2010, the net carrying value of the building was $36,542,390.

9.	LONG TERM INVESTMENT

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The long-term investment represented approximately 2% of the equity ownership. The investments are transferable in accordance with the laws of the PRC. The investments were carried using the cost method. The Company did not purchase any additional long-term investments during the three months ended March 31, 2010 and 2009, respectively. Dividend income on these investments is recorded when received. There were no dividends received for the three months ended March 31, 2010 and 2009, respectively.

On March 31, 2010, the Company signed Investment Transfer Agreement (“the Agreement”) with Shandong Ruitai. Pursuant to the Agreement, long-term investment in Wenyang Xinyong Bank was transferred to Shandong Ruitai at its carrying value of $888,960. As an exchange, Shandong Ruitai reduced its balance of loan payable to the Company accordingly.

10.	SHORT-TERM BANK LOANS

Short-term bank loans at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Loan from China Citic Bank Qingdao Branch, with an interest rate of 5.841%, guaranteed by Shandong Ruiyin Biological Co., Ltd., maturing on September 21, 2010	2,946,000	2,925,174

Loan from China Communication Bank Tai’an Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , matured on June 11, 2010	-	1,462,587

Loan from Agricultural Bank of China Wenyang Branch, with an interest rate of 6.903%, guaranteed by Feicheng Golden Dragon Co., Ltd. , matured on May 28, 2010	-	2,925,174

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals, maturing on May 25, 2010	-	1,023,811

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on June 1, 2010	-	1,316,329

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , maturing on April 22, 2011	1,473,000	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on June 13, 2010	-	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on March 9, 2011	2,209,500	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on May 28, 2010	-	877,552

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,125,372	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,222,590	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Co., Ltd., and the Company’s shareholder Lv Xingfu , maturing on January 18, 2011	1,473,000	-

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , maturing on August 20, 2010	2,946,000	2,925,174

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , maturing on September 3, 2010	2,946,000	2,925,174

Loan from Shenzhen Development Bank, with an interest rate of 5.31%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd. maturing on December 10, 2010	4,419,000	-

Loan from Weihai City Commercial Bank, with an interest rate of 5.841%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd. maturing on June 9, 2011	2,946,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on April 14, 2011	1,473,000	-

Loan from China Communication Bank TaiAn Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on June 18, 2011	1,473,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on June 1, 2011	1,325,700	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on May 18, 2011	1,031,100	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group and the Company’s shareholder Lv Xingfu Xingfu maturing on May 17, 2011	883,800	-

Loan from Agriculture Bank of China WenYang Branch, with an interest rate of 5.31%, guaranteed by Shandong RuiYin Biological Co., Ltd and, maturing on May 16, 2011	2,946,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on January 28, 2010	-	438,776

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on March 24, 2010	-	877,552

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on March 17, 2010	-	1,316,328

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on February 26, 2010	-	1,462,587

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 18, 2010	-	1,117,416

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 24, 2010	-	1,213,947

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 17, 2010	-	1,462,587

	$32,839,062	$27,195,342

The interest expenses for these bank loans were $461,635 and $359,095 for the three months ended June 30, 2010 and 2009, respectively; and $849,138 and $768,932 for the six months ended June 30, 2010 and 2009, respectively. The weighted average interest rates for these bank loans were 5.61% and 5.68% at June 30, 2010 and 2009, respectively.

11.	RELATED PARTY TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) which is owned by Mr. Xingfu Lv, the President, and Mr. Dianming Ma, the CEO of the Company. The Company purchased hot steam aggregating $1,018,258 and $745,369 and $2,177,233 and $ 1,380,488 from Shandong Ruitai for the three and six months ended June 30, 2010 and 2009, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined

Sale of long term investment

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. On March 31, 2010, the Company transferred this long-term investment to Shandong Ruitai at its carrying value of $888,960 against the loan payable to Shandong Ruitai. For additional details, please refer to Note 9.

Due to related party

On December 31, 2009, the Company and Shandong Ruitai signed a Set-Off Agreement, pursuant to which Shandong Ruitai agreed that the Company may repay $4,965,285 within two years, and $1,986,114 could be repaid after one year. The interest shall be calculated at a rate of 7.2% per annum.

The balance of amount due to related party was as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Due to Shandong Ruitai-current portion	$467,251	$2,979,171
Due to Shandong Ruitai-long-term portion	2,000,254	1,986,114

Total	$2,467,505	$4,965,285

12.	NOTES PAYABLE

The Company issues notes to certain suppliers which are guaranteed by the Company’s banks in leu of payment of accounts payable. Terms of these notes payable vary depending on the negotiations with individual suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on the outstanding notes.

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $35,646,600 and $33,054,466 as of June 30, 2010 and December 31, 2009, respectively.

13.	COMMERCIAL LEASING INCOME AND COST OF COMMERCIAL LEASING

The Company obtained an ownership interest in Taishan Building from Shandong Ruitai in lieu of the loan repayment (see Note 9).  Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The rental income of $311,774 was treated as commercial leasing income and depreciation expense $214,123 was recorded as cost of commercial leasing for the three months ended June 30, 2010. Commercial leasing income was $614,957, and related cost were $428,130 for the six months ended June 30, 2010.

14.	INCOME TAXES

The tax payables balance of $5,543,007 represents the income tax accrual of TaiAn Ruitai, and TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $477,076 and $400,225 for the three months ended June 30, 2010 and 2009, respectively, representing PRC current income taxes. Income tax expenses were $1,123,378 and $871,551 for the six months ended June 30, 2010 and 2009, respectively, representing PRC current income taxes.  The effective income tax rate was also 25% for the period presented.

The Company has not recorded tax provision for U.S. and Vanuatu taxes as they have no assessable profits arising in or derived from United States or Vanuatu.

The Company has a deferred tax asset on net operating losses of approximately $184,280 as of June 30, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have sufficient operations in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in the United States in future periods with supportable trends, the valuation allowance will be reversed accordingly.

15.	CONCENTRATIONS AND CREDIT RISKS

At June 30, 2010 and December 31, 2009, the Company had a credit risk exposure of cash in banks of $12,169,117 and $10,174,528 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit ratings.

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

Major Customers

During the three months ended June 30, 2010 and 2009, the Company’s four largest customers together accounted for 15% and 30%, respectively, of the Company’s net revenue. During the six months ended June 30, 2010 and 2009, the Company’s four largest customers together accounted for 35% and 26%, respectively, of the Company’s net revenue. The outstanding account receivable balances for the company’s four largest customers were $1,948,074 and $1,038,294 as of June 30, 2010 and December 31, 2009, respectively.

Major Suppliers

During the three months ended June 30, 2010 and 2009, the Company’s four largest suppliers together accounted for 57% and 53%, respectively, of the Company’s total purchases. During the six months ended June 30, 2010 and 2009, the Company’s four largest suppliers together accounted for 57% and 50%, respectively, of the Company’s total purchases. The account payable balances for the company’s four largest suppliers were $610,959 and $375,049 as of June 30, 2010 and December 31, 2009, respectively.

16.	WARRANT

During March 2008 the Company engaged a consultant to conduct a program of investor relations activities, for an initial period of twelve months ending on February 28, 2009, and continuing on a month-to-month basis thereafter upon mutual consent. The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company’s restricted common stock at an exercise price of $3.05 per share. The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008. The Management valued the warrant at $1.16 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $174,000, which is  being amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$2.90	$3.05	4.0 years	2.00%	51%

Warrant costs charged to operation as consulting fees for the three and six months was $0 and $0 respectively, and $0 and $29,000, for the periods ended June 30, 2010 and 2009, respectively.

On May 19, 2008, the Company engaged a consultant as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail. As part of compensation to the consultant, the Company issued the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share. The warrant has a term of five (5) years and was issued on May 19, 2008. The Management valued the warrant at $1.84 per share using the Black-Schole pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$4.00	$4.00	5.0 years	2.00%	51%

Warrant costs charged to operation as consultant fees for the three months ended June 30, 2010 and 2009 was $0 and $44,978, respectively. Warrant costs charged to operation as consultant fees for the six months ended June 30, 2010 and 2009 was $0 and $136,978, respectively.

The warrant agreement contained cash settlement and down round protection clauses, hence the warrant should be accounted for as a liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The Company treated it as equity due to an immaterial difference.

17.	EARNINGS PER SHARE
	Three months ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$1,416,917	$1,188,674
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000
Earnings per common share-basic	$0.05	$0.05

Earnings per common share-diluted	$0.05	$0.05

	Six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$3,356,447	$2,588,506
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000
Earnings per common share-basic	$0.13	$0.10

Earnings per common share-diluted	$0.13	$0.10

As of June 30, 2010 and 2009, the Company had 350,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these warrant was higher than average market price during period presented.

19.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through August 16, 2010 have been considered by the Company and none were noted which were required to be disclosed.

20.	SUBSEQUENT EVENT

Management has considered all events occurring through August 16, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the six months ended June 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Six Month Period Ended June 30, 2010 Compared to the Six Month Period Ended June 30, 2009

Revenue

Revenue.  During the six month period ended June 30, 2010, we had revenues of $21,409,431 compared to revenues of $16,694,963 during the six month period ended June 30, 2009, an increase of approximately 28.2%. The increase in revenue was primarily attributable to: (i) the general improvement in the global economy which stimulated the domestic and global demand for cellulose ethers, and the increase in demand was reflected in the first and the second quarter of 2010; and (ii) the offer of stable and cheaper prices in a period of increasing costs in raw materials was well received by our customers. Our customer base is increasing at a higher rate and our sales revenue increased as a result of new customer orders.

Cost of Sales.  During the six month period ended June 30, 2010, our cost of sales was $15,152,439 compared to costs of sales of $10,482,604 for the six month period ended June 30, 2009, an increase of approximately 44.6%. This increase in cost of sales resulted primarily from the increase of sales and an overall increase in the costs of raw materials, particularly ginned cotton and chloromethane

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $889,385 for the six month period ended June 30,2010, compared to the selling expenses of $733,971 for the six month period ended June 30, 2009, an increase of approximately 21.2%. This increase was primarily attributable to an increase in freight charges as a result of the increase in sales.

General and Administrative Expenses.  General and administrative expenses totaled $500,110 for the six month period ended June 30, 2010 compared to $1,498,970 for the six month period ended June 30, 2009, a decrease of approximately 66.6%. The main reason for the decrease was due to we collected quite a few advance to suppliers and accounts receivable which were perceived as bad debt during last year. This was also the results of management increased their control in accounts receivable and advance to suppliers.

Income From Operations

For the six month period ended June 30, 2010, our income from operations was $4,867,497 compared to income from operations of $3,979,418 for the six month period ended June 30, 2009, an increase of approximately 22.3%. This increase was primarily attributable to a decrease in operating expenses and an increase in sales.

Commercial Leasing Income and cost

Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off agreement with our related party, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”). As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $614,957 for the six month period ended June 30, 2010.

Interest Income

For the six month period ended June 30, 2010, our interest income was $566,612 compared to interest income of $924,916 for the six month period ended June 30, 2009, a decrease of approximately $358,304, or 38.7%. This decrease resulted primarily from the full repayment of the loan from our related party, Shandong Ruitai, on December 31, 2009, which reduced interest income from related parties.

Interest Expense

For the six month period ended June 30, 2010, we incurred interest expense in the amount of $1,129,097 compared to interest expense of $1,249,082 for the six month period ended June 30, 2009, a decrease of approximately 9.6%. The decrease in interest expense resulted primarily from the decrease in the weighted average interest charged on a short-term loan.

Income Tax Expense

Our income tax expense was $1,123,378 for the six month period ended June 30, 2010 compared to $871,551 for the six month period ended June 30, 2009, an increase of $251,827, or approximately 28.9%.  This increase is primarily attributable to an increase in profits before income taxes and minority interest.

Net Income

We had net income of $3,390,148 for the six month period ended June 30, 2010 compared to $2,614,653 for the six month period ended June 30, 2009, an increase of $775,495, or approximately 29.7%.  This increase is primarily attributable to an increase in sales revenue and a decrease in general and administrative expenses.

Results of Operations for the Three Month Period Ended June 30, 2010 Compared to the Three Month Period Ended June 30, 2009

Revenue

Revenue.  During the three month period ended June 30, 2010, we had revenues of $11,171,175 compared to revenues of $8,463,783 during the three month period ended June 30, 2009, an increase of approximately 32%. The increase in revenue was primarily attributable to: (i) the general improvement in the global economy, which stimulated the domestic and global demand for cellulose ethers; (ii) we offered a comparatively stable and cheaper sales price to our customers while our cost of raw materials increased dramatically. As a result of implementing the new competitive pricing strategy, we gained an additional 330 customers, which further contributed to the increase in our revenue; and (iii) the demand for our products in the construction industry was strong in the second quarter of 2010. Revenue increased a lot for the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. The pharmaceutical sector and PVC sector revenue increased 28.4% and 38.6%, respectively.

Cost of Sales.  During the three month period ended June 30, 2010, our cost of sales was $8,222,567 compared to costs of sales of $5,506,063 for the three month period ended June 30, 2009, an increase of approximately 49.3%. This increase in cost of sales resulted primarily from the increase of sales and an overall increase in the costs of raw materials, in which ginned cotton doubled its price and chloromethane increased its price per ton by 225%.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $530,310 for the three month period ended June 30, 2010, compared to the selling expenses of $444,994 for the three month period ended June 30, 2009, an increase of approximately 19.2%. This increase results primarily from an increase of freight charge due to the increase in sales.

General and Administrative Expenses.  General and administrative expenses totaled $215,858 for the three month period ended June 30, 2010 compared to $683,737 for the three month period ended June 30, 2009, a decrease of approximately 68.4%. The main reason for the decrease was due to the collection of quite a few advances to suppliers and accounts receivable which were perceived as bad debt during last year. This was also the result of management increasing their control in accounts receivable and advances to suppliers.

Income From Operations

For the three month period ended June 30, 2010, our income from operations was $2,202,440 compared to income from operations of $1,828,989 for the three month period ended June 30, 2009, an increase of approximately 20.4%. This increase was primarily attributable to a decrease in operating expenses and an increase in sales.

Commercial Leasing Income and cost

Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off agreement with our related party, Shandong Ruitai.  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building. As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $311,774 for the three month period ended June 30, 2010.

Interest Income

For the three month period ended June 30, 2010, our interest income was $175,432 compared to interest income of $382,513 for the three month period ended June 30, 2009, a decrease of approximately $207,081, or 54%. First, this decrease resulted primarily from the full repayment of the loan from the related party, Shandong Ruitai, on December 31, 2009, which reduced interest income. Second, the decrease of interest income is partially offset by the additional interest income generated from the bank deposit.

Interest Expense

For the three month period ended June 30, 2010, we incurred interest expense in the amount of $550,610 compared to interest expense of $483,531 for the three month period ended June 30, 2009, an increase of approximately 13.9%. The increase in interest expense resulted primarily from the increase of the short loan for the three month period ended June 30, 2010.

Income Tax Expense

Our income tax expense was $477,076 for the three month period ended June 30, 2010 compared to $400,225 for the three month period ended June 30, 2009, an increase of $76,851, or approximately 19.2%.  This increase is primarily attributable to an increase in profits before income taxes and an increase of minority interest from $1,600,906 in the three month period ended June 30, 2009 to $1,908,305 for the three month period ended June 30, 2010, an overall increase of approximately 19.2%.

Net Income

We had net income of $1,431,229 for the three month period ended June 30, 2010 compared to $1,200,681 for the three month period ended June 30, 2009, an increase of $230,548, or approximately 19.2%.  This increase is primarily attributable to an increase in sales revenue and a decrease in general and administrative expenses.

Inventories

As of June 30, 2010, we had inventories of $7,455,295 compared to inventories of $8,132,681 as of December 31, 2009, a decrease of $677,386, or approximately 8.3%. The decrease in inventories from 2010 to 2009 was the result of an increase in demand for our products along with the improvement in the economy. In addition, we established a separate inventory management department which monitors and improves the inventory control efficiency.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of June 30, 2010: (i) our total current assets were $73,050,239 compared to total current assets of $64,390,196 at December 31, 2009, an increase of $8,660,043, or approximately 13.4%; and (ii) our total assets were $128,490,554 as of June 30, 2010 compared to $120,183,732 as of December 31, 2009, an increase of $8,306,822, or approximately 6.9%  Our total assets increased due to changes that we experienced in cash and cash equivalents, accounts receivable, restricted cash, and the selling of equity investments, all of which are discussed below.

Cash and Cash Equivalents.  As of June 30, 2010, our cash and cash equivalents were $12,169,117 compared to $10,174,528 at December 31, 2009, an increase of $1,994,589, or approximately 19.6%.  This increase was primarily attributable to the increase of short term borrowing.

Accounts Receivable.  As of June 30, 2010, our accounts receivable were $7,708,993 compared to accounts receivable of $4,098,729 at December 31, 2009, an increase of $3,610,264, or approximately 88.1%. This increase was primarily attributable to our increase in sales.  In addition, we adjusted our marketing strategy to sell different products to different industry segments and extend the accounts receivable payback period.

Restricted Cash. As of June 30, 2010, our restricted cash was $35,646,600 compared to restricted cash of $33,054,466 at December 31, 2009, an increase of $2,592,134, or approximately 7.84%.  This increase was primarily attributable to an overall increase of the notes payable.

Equity Investment. As of June 30, 2010, we did not have any equity investments compared to equity investments of $888,960 at December 31, 2009, a decrease of $888,960, or 100%.  This decrease was primarily attributable to our transfer of a long-term investment of $888,960 in Wenyang Xinyong Bank to Shandong Ruitai to reduce its loan from Shandong Ruitai by the same amount.

Total Current Liabilities

As of June 30, 2010, our total current liabilities were $100,883,725 compared to total current liabilities of $96,152,147 at December 31, 2009, an increase of $4,731,578, or approximately 4.9%.  This increase was primarily attributable to an increase in short-term borrowings and accounts payable as discussed below.

Notes Payable.  As of June 30, 2010, our notes payable were $48,756,300 compared to notes payable of $50,020,476 as of December 31, 2009, a decrease of $1,264,176, or approximately 2.53%. This decrease was attributable to continued repayment of the notes payable outstanding.

Short-term bank loans.  As of June 30, 2010, short-term bank loans were $32,839,062 compared to short-term bank loans of $27,195,342 as of December 31, 2009, an increase of $5,643,720, or approximately 20.8%. The increase in our short-term bank loans was due to we need to meet requirement of increased production level.

Accounts Payable.  As of June 30, 2010, our accounts payable were $7,718,548 compared to accounts payable of $6,175,266 as of December 31, 2009, an increase of $1,543,282, or approximately 25%. The increase in our accounts payable was attributable to an increase in the purchase of the raw materials for demand of increase sales orders.

Operating Activities

Net cash of $532,070 was used by operating activities during the six month period ended June 30, 2010 compared to net cash provided by operating activities of $2,589,802 during the six month period ended June 30, 2009, representing a decrease of $3,121,872 The decrease in net cash provided by our operating activities was primarily attributable to the following four reasons: (i) there was a $2,346,400 decrease in restricted cash for six month period ended June 30,2010 and a $10,082,958 decrease in restricted cash for six month period ended June 30,2010, which is a difference of 7,736,558; (ii) there was a $2,615,532 decrease in notes receivable for the six month period ended June 30, 2010 and a $778,556 increase in notes receivable for the six month period ended June 30, 2009, which is a difference of $3,394,088; (iii) there was a $1,613,150 decrease in notes payable for the six month period ended June 30, 2010 and a $10,229,087 increase in notes payable for the six month period ended June 30, 2010, which is a difference of 11,842,237; and (iv) there was a $3,326,248 increase in other receivables for the six month period ended June 30, 2010 and a $513,093 increase in other receivables for the six month period ended June 30, 2010, which is a difference of $2,813,155.

Investing Activities

During the six month period ended June 30, 2010, the net cash used in investing activities was $1,369,347 compared to net cash used in investing activities of $1,146,764 for the six month period ended June 30, 2009, an increase of $222,583 in the cash used in investing activities. The increase was due to an increase of purchase of property and equipment of $222,583.

Financing Activities

During the six month period ended June 30, 2010, the net cash provided by financing activities was $3,815,953 compared to net cash used by financing activities of $4,905,775 for the six month period ended June 30, 2009, an increase of $8,721,728 This change in net cash provided by financing activities was primarily attributable to the net effect of the borrowing of $5,426,050 of bank loans.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: August 16, 2010	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)