Form 10-Q
period 2010-09-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2010-11-15
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not Applicable.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2010, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

China Ruitai International Holdings, Inc.

FORM 10-Q

INDEX

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

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,019,075	$10,174,528
Restricted cash	16,766,400	33,054,466
Accounts receivable, net	8,086,338	4,098,729
Notes receivable	1,525,046	7,153,450
Advance to suppliers	1,215,389	1,649,685
Inventories	7,552,949	8,132,681
Other receivables	1,357,477	126,657
Total current assets	58,522,674	64,390,196

Property and equipment, net	13,982,838	13,204,825
Commercial leasing assets, net	36,919,327	36,710,934
Land use rights, net	5,020,311	4,988,817
Long-term investment	-	888,960

TOTAL ASSETS	$114,445,150	$120,183,732
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans	$39,811,218	$27,195,342
Accounts payable	7,420,710	6,175,266
Notes payable	25,748,400	50,020,476
Advance from customers	1,350,051	127,419
Due to related party- current portion	54,394	2,979,171
Income tax payable	6,371,495	5,277,239
Other payables	4,203,057	2,900,942
Loan from employees	1,539,733	1,476,292
Total current liabilities	86,499,058	96,152,147

Due to related party- long-term portion	-	1,986,114
Total Liabilities	86,499,058	98,138,261

COMMITMENTS AND CONTIGENCIES

Equity:
Common stock ($.001 par value; 50,000,000 shares authorized, 26,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	21,416,192	16,179,230
Accumulated other comprehensive income	1,952,204	1,347,371

Total Equity attributable to China Ruitai Shareholders	27,672,219	21,830,424
Noncontrolling interests	273,873	215,047
Total Equity	27,946,092	22,045,471

TOTAL LIABILITIES AND EQUITY	$114,445,150	$120,183,732

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$11,180,701	$10,181,155	$32,590,132	$26,876,118
Cost of sales (note a)	7,590,381	6,864,455	22,742,820	17,347,059
Gross margin	3,590,320	3,316,700	9,847,312	9,529,059
Operating expenses
General and administrative expenses	436,218	515,882	936,328	2,014,852
Selling expenses	432,914	317,260	1,322,299	1,051,231
Total operating expense	869,132	833,142	2,258,627	3,066,083

Income from operations	2,721,188	2,483,558	7,588,685	6,462,976

Other income/(expense)
Interest income	267,465	751,983	834,077	1,676,899
Interest expense	(536,097)	(783,328)	(1,665,194)	(2,032,410)
Commercial leasing income	305,767	-	920,724	-
Cost of commercial leasing	(215,831)	-	(643,961)	-
Other income/(expense)	(9,812)	(20,275)	11,875	(189,323)
Income before income tax expense	2,532,680	2,431,938	7,046,206	5,918,142

Income tax expense	633,170	607,985	1,756,548	1,479,536

Net income before allocation to noncontrolling interests	1,899,510	1,823,953	5,289,658	4,438,606

Less: Net income attributable to noncontrolling interests	18,995	18,239	52,696	44,386
Net income attributable to China Ruitai	1,880,515	1,805,714	5,236,962	4,394,220

Other comprehensive income
Net Income	1,899,510	1,823,953	5,289,658	4,438,606
Foreign currency translation adjustment	440,007	21,150	610,963	42,703
Comprehensive Income	$2,339,517	$1,845,103	$5,900,621	$4,481,309
Less: Comprehensive income attributable to noncontrolling interests	23,395	18,450	58,826	44,813
Comprehensive Income Attributable to China Ruitai	$2,316,122	$1,826,653	$5,841,795	$4,436,496

Earnings per share - Basic and diluted	$0.07	$0.07	$0.20	$0.17
Weighted average number of common shares outstanding - Basic and diluted	26,000,000	26,000,000	26,000,000	26,000,000

(note a: The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined, for detail, please refer to footnote 11)

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income before allocation to noncontolling interests	$5,289,658	$4,438,606
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operation activities
Depreciation	1,777,706	967,838
Amortization of land use rights	84,395	80,328
Stock based compensation	-	165,978
Changes in operating assets and liabilities:
Restricted cash	16,769,400	(1,057,036)
Accounts receivable	(3,823,581)	(1,916,865)
Notes receivable	5,696,019	-
Advance to suppliers	464,893	-
Inventories	757,691	1,497,306
Other receivables	(1,206,514)	(885,615)
Accounts payable	1,081,040	343,116
Notes payable	(25,007,000)	11,691,617
Advance from customers	1,198,451	(237,184)
Income tax payable	953,241	970,622
Other payables	1,212,374	(2,507)

Net cash provided by operating activities	5,247,773	16,056,204

Cash flows from investing activities:
Purchase of property and equipment	(1,593,008)	(1,282,358)

Net cash used in investing activities	(1,593,008)	(1,282,358)

Cash flows from financing activities:
Proceeds from bank loans	37,648,774	5,115,079
Repayment of bank loans	(25,880,774)	-
Repayment in amount due to a related party	(4,046,323)	(14,820,016)
Proceeds from loans from employees	28,215	(88,694)

Net cash provided by/ (used in) financing activities	7,749,892	(9,793,631)

Effect of exchange rate fluctuation on cash and cash equivalents	439,890	16,239
Net increase in cash and cash equivalents	11,404,657	4,980,215

Cash and cash equivalents- beginning of period	10,174,528	5,319,456

Cash and cash equivalents-end of period	22,019,075	10,315,910
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,665,194	$2,038,052
Cash paid for income tax	$803,069	$515,767
Supplemental disclosure of noncash investing and financing activities:
Repayment in amount due to related party by transferring out long-term investment at cost (see Note 9)	$888,960	$-
Collection in amount due from related party by receiving the ownership in real estate property at fair value (see Note 8)	$-	$36,710,934

See notes to unaudited consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated interim financial information as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010, its consolidated results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principle of consolidation

The accompanying consolidated financial statements include China Ruitai International Co., Ltd., Pacific Capital Group Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd. All inter-company transactions and balances have been eliminated in consolidation.

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

After May 2010, FASB issued several ASUs-ASU-20 through ASU-26, which do not require adoption until a future date are not expected to have a material impact on the consolidated financial statement upon adoption.

3.           ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of September 30, 2010 and December 31, 2009 was:

	September 30, 2010	December 31, 2009
	(Unaudited)

Accounts receivable	$9,696,656	$5,705,298

Less: Allowance for doubtful accounts	(1,610,318)	(1,606,569)

	$8,086,338	$4,098,729

Allowance for doubtful accounts movement for nine months ended September 30, 2010:

	December 31, 2009	Provision	Recovery	Write-off	September 30, 2010
Allowance for doubtful accounts	$(1,606,569)	$(143,458)	$139,709	$-	$(1,610,318)

4.           NOTES RECEIVABLE

Notes receivables of $1,525,046 as of September 30, 2010 and $7,153,450 as of December 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 3 to 6 months, bear no interest and are accepted by banks.

5.           INVENTORIES

Inventories on September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$2,775,465	$2,467,368
Work in progress	1,662,506	931,629
Finished goods	3,114,978	4,733,684

	$7,552,949	$8,132,681

6.           PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Buildings	$8,984,756	$8,296,979
Machinery and equipment	11,345,893	9,653,846
Office equipment and furniture	86,047	76,589
Motor vehicles	476,012	465,069

Less: Accumulated depreciation	(6,912,975)	(5,626,814)
Construction in progress	3,105	339,156
	$13,982,838	$13,204,825

The depreciation expenses were $606,896 and $333,868 for the three months ended September 30, 2010 and 2009; and $1,777,706 and $967,838 for the nine months ended September 30, 2010 and 2009, respectively.

7.           LAND USE RIGHTS, NET

Land use rights, net consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Land use right	5,537,242	5,409,952
Less: Accumulated amortization	(516,931)	(421,135)
	$5,020,311	$4,988,817

Amortization expenses were $30,151 and $26,828 for the three months ended September 30, 2010 and 2009; and $84,395 and $80,328 for the nine months ended September 30, 2010 and 2009, respectively.

8.           COMMERCIAL LEASING ASSETS

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”) and TaiAn Ruitai entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to allow Shandong Ruitai to repay a total of $31,745,649 by transferring 100% of Shandong Ruitai’s ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats Taishan Building as commercial leasing assets and provides depreciation over 43 years. At September 30, 2010, the net carrying value of the building was $36,919,327.

9.           LONG TERM INVESTMENT

The long-term investment of $888,960 as of December 31, 2009 represented an investment in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The long-term investment represented approximately 2% of the equity ownership. The investments are transferable in accordance with the laws of the PRC. The investments were carried using the cost method. The Company did not purchase any additional long-term investments during the three months ended March 31, 2010 and 2009, respectively. Dividend income on these investments is recorded when received. There were no dividends received for the three months ended March 31, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.

On March 31, 2010, the Company signed Investment Transfer Agreement (“the Agreement”) with Shandong Ruitai. Pursuant to the Agreement, long-term investment in Wenyang Xinyong Bank was transferred to Shandong Ruitai at its carrying value of $888,960. As an exchange, Shandong Ruitai reduced its balance of loan receivable from the Company accordingly.

10.         SHORT-TERM BANK LOANS

Short-term bank loans at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Loan from China Citic Bank Qingdao Branch, with an interest rate of 5.841%, guaranteed by Shandong Runyin Biological Co., Ltd., matured on September 21, 2010	-	2,925,174

Loan from China Communication Bank Tai’an Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , matured on June 11, 2010	-	1,462,587

Loan from Agricultural Bank of China Wenyang Branch, with an interest rate of 6.903%, guaranteed by Feicheng Golden Dragon Co., Ltd. , matured on May 28, 2010	-	2,925,174

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals, matured on May 25, 2010	-	1,023,811

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on June 1, 2010	-	1,316,329

	September 30, 2010	December 31, 2009
	(Unaudited)
Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on April 22, 2011	1,497,000	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on June 13, 2010	-	1,462,587

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on March 9, 2011	2,245,500	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on May 28, 2010	-	877,552

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,143,708	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, maturing on January 19, 2011	1,242,510	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Co., Ltd., and the Company’s shareholder Lv Xingfu , maturing on January 18, 2011	1,497,000	-

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , matured on August 20, 2010	-	2,925,174

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , matured on September 3, 2010	-	2,925,174

Loan from Shenzhen Development Bank, with an interest rate of 5.31%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd. maturing on December 10, 2010	4,491,000	-

Loan from Weihai City Commercial Bank, with an interest rate of 5.841%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd. maturing on June 9, 2011	2,994,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on April 14, 2011	1,497,000	-

	September 30, 2010	December 31, 2009
	(Unaudited)
Loan from China Communication Bank TaiAn Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on June 18, 2011	1,497,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on June 1, 2011	1,347,300	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., maturing on May 18, 2011	1,047,900	-

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group and the Company’s shareholder Lv Xingfu maturing on May 17, 2011	898,200	-

Loan from Agriculture Bank of China WenYang Branch, with an interest rate of 5.31%, guaranteed by Shandong RunYin Biological Co., Ltd and, maturing on May 16, 2011	2,994,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.31%, guaranteed by Shandong Ashide Chemicals Co., Ltd., maturing on September 18, 2011	1,946,100	-

Loan from Shanghai Pudong Development Bank Jinan Branch, with an interest rate of 5.31%, guaranteed by Feicheng Ashide Chemicals Co., Ltd. , maturing on September 2, 2011	5,988,000	-

Loan from China Citic Bank Qingdao Branch, with an interest rate of 5.841%, guaranteed by the company’s shareholder Lv Xingfu, maturing on September 28, 2011	2,994,000	-

Loan from China Citic Bank Qingdao Branch, with an interest rate of 4.868%, guaranteed by Shandong Runyin Biological Co., Ltd., maturing on August 27, 2011	4,491,000	-

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Shandong Ashide Chemicals Co., Ltd., matured on January 28, 2010	-	438,776

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on March 24, 2010	-	877,552

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on March 17, 2010	-	1,316,328

Loan from Bank of China Feicheng Branch, with an interest rate of 5.841%, guaranteed by Feicheng Ashide Chemicals Co., Ltd., matured on February 26, 2010	-	1,462,587

	September 30, 2010	December 31, 2009
	(Unaudited)
Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 18, 2010	-	1,117,416

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 24, 2010	-	1,213,947

Loan from Feicheng Rural Credit Cooperatives, with an interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd and the Company’s shareholder Lv Xingfu, matured on January 17, 2010	-	1,462,587

	$39,811,218	$27,195,342

The interest expenses for these bank loans were $816,056 and $380,564 for the three months ended September 30, 2010 and 2009; and $1,665,194 and $1,149,496 for the nine months ended September 30, 2010 and 2009, respectively. The weighted average interest rates for these bank loans were 5.38% and 5.78% at September 30, 2010 and 2009, respectively.

11.         RELATED PARTY TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) which is owned by Mr. Xingfu Lv, the President, and Mr. Dianming Ma, the CEO of the Company. The Company purchased hot steam aggregating $886,860 and $1,036,549 for the three months and $3,064,093 and $2,417,037 for the nine months ended September 30, 2010 and 2009 from Shandong Ruitai, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined.

Sale of long term investment

The long-term investment of $888,960 as of December 31, 2009 represented an investment in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. On March 31, 2010, the Company transferred this long-term investment to Shandong Ruitai at its carrying value of $888,960 against the loan payable to Shandong Ruitai. For additional details, please refer to Note 9.

Due to related party

On December 31, 2009, the Company and Shandong Ruitai signed a Set-Off Agreement, pursuant to which, Shandong Ruitai agreed that the Company repay $4,965,285 within two years, and $1,986,114 could be repaid after one year. The interest shall be calculated at a rate of 7.2% per annum. In September 2010, the Company repaid all the outstanding debt in advance. As of September 30, 2010, the balance of $54,394 represents a new current payable to related party, which occurred during the third quarter of 2010.

The balance of amount due to related party was as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Due to Shandong Ruitai-current portion	$54,394	$2,979,171
Due to Shandong Ruitai-long-term portion	-	1,986,114

Total	$54,394	$4,965,285

12.         NOTES PAYABLE

The Company issues notes to certain suppliers which are guaranteed by the Company’s banks in lieu of payment of accounts payable. Terms of these notes payable vary depending on the negotiations with individual suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on the outstanding notes.

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $16,766,400 and $33,054,466 as of September 30, 2010 and December 31, 2009, respectively.

13.        OTHER PAYABLES

Other payables as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Other taxes payable	$2,043,432	$1,334,268
Payroll and sales commission payable	1,190,232	1,273,683
Loan to third party	318,412	-
Others	650,981	292,991

	$4,203,057	$2,900,942

Other taxes payable mainly consisted of value added tax payable and will be paid in due course. The Company is subject to value added tax (“VAT”) for manufacturing products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).

14.         COMMERCIAL LEASING INCOME AND COST OF COMMERCIAL LEASING

The Company obtained an ownership interest in Taishan Building from Shandong Ruitai in lieu of the loan repayment (see Note 8).  Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The rental income of $305,767 was treated as commercial leasing income and depreciation expense $215,831 was recorded as cost of commercial leasing for the three months ended September 30, 2010. Commercial leasing income was $920,724 and related cost were $643,961 for the nine months ended September 30, 2010.  All transactions related to this is recorded in other income and expenses.

15.         INCOME TAXES

The tax payables balance of $6,371,495 represents the income tax accrual of TaiAn Ruitai, and TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $633,170 and $607,985 for the three months ended September 30, 2010 and 2009, respectively, representing PRC current income taxes. Income tax expenses were $1,756,548 and $1,479,536 for the nine months ended September 30, 2010 and 2009, respectively, representing PRC current income taxes.  The effective income tax rate was also 25% for the period presented.

The Company has not recorded tax provision for U.S. and Vanuatu taxes as they have no assessable profits arising in or derived from United States or Vanuatu.

The Company has a deferred tax asset on net operating losses of approximately $184,280 as of September 30, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

16.        CONCENTRATIONS AND CREDIT RISKS

At September 30, 2010 and December 31, 2009, the Company had a credit risk exposure of cash in banks of $22,019,075 and $10,174,528 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution within the PRC with acceptable credit ratings.

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

Major Customers

During the three months ended September 30, 2010 and 2009, the Company’s largest customer accounted for 14% and 13%, respectively, of the Company’s net revenue. During the nine months ended September 30, 2010 and 2009, the Company has no single customer accounting for over 10% of the Company’s net revenue. The outstanding accounts receivable balances for the Company’s largest customer were $746,706 and $811,233 as of September 30, 2010 and December 31, 2009, respectively.

Major Suppliers

During the three months ended September 30, 2010 and 2009, the Company’s four largest suppliers together accounted for 65% and 64%, respectively, of the Company’s total purchases. During the nine months ended September 30, 2010 and 2009, the Company’s four largest suppliers together accounted for 64% and 52%, respectively, of the Company’s total purchases. The account payable balances for the company’s four largest suppliers were $627,306 and $375,049 as of September 30, 2010 and December 31, 2009, respectively.

17.        WARRANT

During March 2008, the Company engaged a consultant to conduct a program of investor relations activities, for an initial period of twelve months ended February 28, 2009, and continuing on a month-to-month basis thereafter upon mutual consent. Under the terms of the agreement, the consultant is to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company’s restricted common stock at an exercise price of $3.05 per share. The warrant has a term of four (4) years and was vested 50% on March 1, 2008 and 50% on September 30, 2008. The Management valued the warrant at $1.16 per share using the Black-Scholes pricing model with assumptions summarized below, for a total of $174,000, which is being amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$2.90	$3.05	4.0 years	2.00%	51%

Warrant costs charged to operations as consulting fees for the three and nine months was $0 and $0,and $0 and $29,000, for the periods ended September 30, 2010 and 2009, respectively.

On May 19, 2008, the Company engaged a consultant as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail. As part of compensation to the consultant, the Company issued the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share. The warrant has a term of five (5) years and was issued on May 19, 2008. The Management valued the warrant at $1.84 per share using the Black-Scholes pricing model with assumptions summarized below, for a total value of $368,000, which will be amortized over the prospective beneficial period.

Grant Date	Exercise		Risk Free	Expected
Stock Price	Price	Warrant Life	Interest Rate	Volatility
$4.00	$4.00	5.0 years	2.00%	51%

Warrant costs charged to operation as consultant fees for the three months ended September 30, 2010 and 2009 was $0 and $0, respectively. Warrant costs charged to operation as consultant fees for the nine months ended September 30, 2010 and 2009 was $0 and $136,978, respectively.

The warrant agreement contained a cash settlement and down round protection clause, hence the warrants should be accounted for as liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The company treated it as equity due to an immaterial difference.

18.        EARNINGS PER SHARE

	Three months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$1,880,515	$1,805,714
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share- basic and diluted	$0.07	$0.07

	Nine months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$5,236,962	$4,394,220
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share- basic and diluted	$0.20	$0.17

As of September 30, 2010 and 2009, the Company had 350,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these warrant was higher than average market price during period presented.

19.        COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through November 15, 2010 have been considered by the Company and none were noted which were required to be disclosed.

20.        SUBSEQUENT EVENT

Management has considered all events and transactions that occurred after September 30, 2010 and through the date of this report, and has determined that the Company did not have any material subsequent events that require adjustment to or disclosure in the consolidated financial statements during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the nine months ended September 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Nine Month Period Ended September 30, 2010 Compared to the Nine Month Period Ended September 30, 2009

Revenue

Revenue.  During the nine month period ended September 30, 2010, we had revenues of $ 32,590,132 compared to revenues of $26,876,118 during the nine month period ended September 30, 2009, an increase of approximately 21.3%. The increase in revenue was primarily attributable to: (i) a shift of our product portfolio into additional sales in high-priced products in the pharmaceutical, food and cosmetics industries; and (ii) the expansion of our customer base.

Cost of Sales.  During the nine month period ended September 30, 2010, our cost of sales was $22,742,820 compared to costs of sales of $17,347,059 for the nine month period ended September 30, 2009, an increase of approximately 31.1%. This increase in cost of sales resulted primarily from the increase of sales and an overall increase in the cost of raw materials, particularly ginned cotton.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $1,322,299 for the nine month period ended September 30, 2010 compared to selling expenses of $1,051,231 for the nine month period ended September 30, 2009, an increase of approximately 25.8%. This increase was primarily attributable to an increase in freight charges and commissions as a result of an increase in sales.

General and Administrative Expenses.  General and administrative expenses totaled $936,328 for the nine month period ended September 30, 2010 compared to $2,014,852 for the nine month period ended September 30, 2009, a decrease of approximately 53.5%. The main reason for the decrease was we collected several advances from suppliers and customer balances for accounts receivable in the first six months of 2010 which were previously written off as bad debt during the last year. This was also the result of management increasing its control of accounts receivables and advances to suppliers.

Income from Operations

For the nine month period ended September 30, 2010, our income from operations was $7,588,685 compared to income from operations of $6,462,976 for the nine month period ended September 30, 2009, an increase of approximately 17.4%. This increase was primarily attributable to a decrease in operating expenses and an increase in sales.

Commercial Leasing Income and Cost

Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a set-off agreement with our related party, Shandong Ruitai Chemicals Co., Ltd (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”). As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $920,724 for the nine month period ended September 30, 2010.

Interest Income

For the nine month period ended September 30, 2010, our interest income was $834,077 compared to interest income of $1,676,899 for the nine month period ended September 30, 2009, a decrease of approximately $842,822, or 50.3%. This decrease resulted primarily from the full repayment of the loan from our related party, Shandong Ruitai, on December 31, 2009, which reduced interest income from related parties.

Interest Expense

For the nine month period ended September 30, 2010, we incurred interest expense in the amount of $1,665,194 compared to interest expense of $2,032,410 for the nine month period ended September 30, 2009, a decrease of $367,216, or approximately 18.1%. The decrease in interest expense resulted primarily from the decrease in notes payable.

Income Tax Expense

Our income tax expense was $1,756,548 for the nine month period ended September 30, 2010 compared to $1,479,536 for the nine month period ended September 30, 2009, an increase of $277,012, or approximately 18.7%.  This increase is primarily attributable to an increase in profits before income taxes and minority interest.

Net Income

We had net income of $5,289,658 for the nine month period ended September 30, 2010 compared to $4,438,606 for the nine month period ended September 30, 2009, an increase of $851,052, or approximately 19.2%.  This increase is primarily attributable to an increase in sales revenue and a decrease in general and administrative expenses.

Results of Operations for the Three Month Period Ended September 30, 2010 Compared to the Three Month Period Ended September 30, 2009

Revenue

Revenue.  During the three month period ended September 30, 2010, we had revenues of $11,180,701 compared to revenues of $10,181,155 during the three month period ended September 30, 2009, an increase of approximately 9.8%. The increase in revenue was primarily attributable to: (i) the increase of sales to the pharmaceutical, food and cosmetics industries; (ii) our price increase in the third quarter resulted in lower sales from the high-priced elastic construction industry; and (iii) the gradual shift of our product portfolio resulted in less seasonality in the third quarter than we normally experience.

Cost of Sales.  During the three month period ended September 30, 2010, our cost of sales was $7,590,381 compared to costs of sales of $6,864,455 for the three month period ended September 30, 2009, an increase of approximately 10.6%. This increase in cost of sales was primarily attributable to the increase in sales and an overall increase in the cost of raw materials, as the price of ginned cotton has more than doubled from $911 per ton for the three month period ended September 30, 2009 to $1,783 per ton for the three month period ended September 30, 2010; however, the price increase of ginned cotton is somewhat mitigated by the successful application of wood pulp as a raw material into the production process as wood pulp is one-third of the price of ginned cotton.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $432,914 for the three month period ended September 30, 2010, compared to selling expenses of $317,260 for the three month period ended September 30, 2009, an increase of approximately 36.5%. This increase results primarily from an increase in freight charges and sales commissions as a result of an increase in sales.

General and Administrative Expenses.  General and administrative expenses totaled $436,218 for the three month period ended September 30, 2010 compared to $515,882 for the three month period ended September 30, 2009, a decrease of approximately 15.4%. The main reason for the decrease was the elimination of a consulting fee generated in the third quarter of 2009.  No similar expense occurred in the third quarter of 2010.

Income from Operations

For the three month period ended September 30, 2010, our income from operations was $2,721,188 compared to income from operations of $2,483,558 for the three month period ended September 30, 2009, an increase of approximately 9.6%. This increase was primarily attributable to a slight increase in operating expenses and an increase in sales.

Commercial Leasing Income and Costs

Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a set-off agreement with our related party, Shandong Ruitai.  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building. As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $305,767 for the three month period ended September 30, 2010.

Interest Income

For the three month period ended September 30, 2010, our interest income was $267,465 compared to interest income of $751,983 for the three month period ended September 30, 2009, a decrease of approximately $484,518, or 64.4%. This decrease resulted primarily from the full repayment of the loan from our related party, Shandong Ruitai, on December 31, 2009, which reduced interest income. However, the decrease of interest income was partially offset by the additional interest income generated from the bank deposit.

Interest Expense

For the three month period ended September 30, 2010, we incurred interest expense in the amount of $536,097 compared to interest expense of $783,328 for the three month period ended September 30, 2009, a decrease of approximately 31.6%. The decrease in interest expense resulted primarily from the decrease in notes payable for the three month period ended September 30, 2010.

Income Tax Expense

Our income tax expense was $633,170 for the three month period ended September 30, 2010 compared to $607,985 for the three month period ended September 30, 2009, an increase of $25,185 or approximately 4.1%.  This increase is primarily attributable to an increase in profits before income taxes.

Net Income

We had net income of $1,899,510 for the three month period ended September 30, 2010 compared to $1,823,953 for the three month period ended September 30, 2009, an increase of $75,557, or approximately 4.1%.  This increase is primarily attributable to a small increase in sales revenue mitigated by a simultaneous small increase in operating expenses.

Inventories

As of September 30, 2010, we had inventories of $7,552,949 compared to inventories of $8,132,681 as of December 30, 2009, a decrease of $579,732, or approximately 7.1%. The decrease in inventories from 2010 to 2009 was the result of an increase in our inventory control efficiency. We further improved our methods of control, especially in construction sales, to ensure minimum inventory production is precisely based on the orders from construction industry clients.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Total Current Assets & Total Assets

As of September 30, 2010: (i) our total current assets were $58,522,674 compared to total current assets of $64,390,196 at December 31, 2009, a decrease of $5,867,522, or approximately 9.1%; and (ii) our total assets were $114,445,150 as of September 30, 2010 compared to $120,183,732 as of December 31, 2009, a decrease of $5,738,582, or approximately 4.8%.  Our total assets decreased due to changes that we experienced in cash and cash equivalents, accounts receivable, restricted cash, and the selling of equity investments, all of which are discussed below.

Cash and Cash Equivalents.  As of September 30, 2010, our cash and cash equivalents were $22,019,075 compared to $10,174,528 at December 31, 2009, an increase of $11,844,547, or approximately 116.4%.  This increase was primarily attributable to the increase of short term borrowings.

Accounts Receivable.  As of September 30, 2010, our accounts receivable were $8,086,338 compared to accounts receivable of $4,098,729 at December 31, 2009, an increase of $3,987,609, or approximately 97.3%. This increase was primarily attributable to our increase in sales.  In addition, we extended the accounts receivable collection period for our existing credit worthy customers and new customers while we further penetrate into the pharmaceutical, food and cosmetics industries.

Restricted Cash.  As of September 30, 2010, our restricted cash was $16,766,400 compared to restricted cash of $33,054,466 at December 31, 2009, a decrease of $16,288,066, or approximately 49.3%.  This decrease was primarily attributable to a 48.5% decrease in notes payable.

Long-term Investment.  As of September 30, 2010, we did not have any long-term investments compared to long-term investments of $888,960 at December 31, 2009, a decrease of $888,960, or 100%.  This decrease was primarily attributable to our transfer of a long-term investment of $888,960 in Wenyang Xinyong Bank to Shandong Ruitai to reduce its loan from Shandong Ruitai by the same amount.

Total Current Liabilities

As of September 30, 2010, our total current liabilities were $86,499,058 compared to total current liabilities of $96,152,147 at December 31, 2009, a decrease of $9,653,089, or approximately 10%.  This decrease was primarily attributable to a 48.5% decrease of notes payable combined with the increase of short-term borrowing as discussed below.

Notes Payable.  As of September 30, 2010, our notes payable were $25,748,400 compared to notes payable of $50,020,476 as of December 31, 2009, a decrease of $24,272,076, or approximately 48.5%. This decrease was attributable to continued repayment of the notes payable outstanding.

Short-term bank loans.  As of September 30, 2010, short-term bank loans were $39,811,218 compared to short-term bank loans of $27,195,342 as of December 31, 2009, an increase of $12,615,876, or approximately 46.4%. The increase in our short-term bank loans was a result of our need to have enough cash for our working capital requirements.

Accounts Payable.  As of September 30, 2010, our accounts payable were $7,420,710 compared to accounts payable of $6,175,266 as of December 31, 2009, an increase of $1,245,444, or approximately 20.2%. The increase in our accounts payable was attributable to an increase in the purchase of the raw materials as a result of an increased number of sales orders.

Advance from customers.  As of September 30, 2010, our advance from customers was $1,350,051 compared to advance from customers of $127,419 as of December 31, 2009, an increase of $1,222,632, or approximately 959.5%. The increase in our advance from customers was attributable to an increase in demand of our non-ionic cellulose ether products.

Operating Activities

Net cash of $5,247,773 was provided by operating activities during the nine month period ended September 30, 2010 compared to net cash provided by operating activities of $16,056,204 during the nine month period ended September 30, 2009, representing a decrease of $10,808,431. The decrease in net cash provided by our operating activities was primarily attributable to the following four reasons: (i) a $16,769,400 increase in restricted cash for the nine month period ended September 30, 2010 and a $1,057,036 decrease in restricted cash for the nine month period ended September 30, 2009, which is a difference of $17,826,436. This reflects a decrease of restricted cash on the balance sheet which was a result of the decrease in restricted cash in proportion to the decrease in the notes payable; (ii) a $3,823,581 decrease in accounts receivable for the nine month period ended September 30, 2010 and a $1,916,865 decrease in accounts receivable for the nine month period ended September 30, 2009, which is a difference of $1,906,716. This reflects an increase of accounts receivable on the balance sheet as a result of better credit terms we extended to our new and existing pharmaceutical clients; (iii) a $25,007,000 decrease in notes payable for the nine month period ended September 30, 2010 and a $11,691,617 increase in notes payable for the nine month period ended September 30, 2009, which is a difference of $36,698,617. This reflects a decrease of the notes payable on the balance sheet due to our efforts to improve our debt to equity ratio; and (iv) there was a $5,696,019 increase in notes receivables for the nine month period ended September 30, 2010 and no increase in notes receivables for the nine month period ended September 30, 2009, which is a difference of $5,696,019.

Investing Activities

During the nine month period ended September 30, 2010, the net cash used in investing activities was $1,593,008 compared to net cash used in investing activities of $1,282,358 for the nine month period ended September 30, 2009, an increase of $310,650 in the cash used in investing activities. The increase was due to an increase in the purchase of property and equipment for operating expansion.

Financing Activities

During the nine month period ended September 30, 2010, the net cash provided by financing activities was $7,749,892 compared to net cash used by financing activities of $9,793,631 for the nine month period ended September 30, 2009, an increase of $17,543,523. This change in net cash provided by financing activities was primarily attributable to the net effect of the borrowing of $11,768,000 of bank loans and repayment of $4,046,323 to our related party.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: November 15, 2010	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)