Form 10-K
period 2010-12-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2011-03-31
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $3,026,756.

As of March 30, 2011, the Company had 26,000,000 shares issued and outstanding.

PART I

ITEM 1.           BUSINESS.

Business Development

China RuiTai International Holdings Co., Ltd. (hereinafter referred to as “we,” “us,” “our,” the “Company,” or the “Registrant”) was organized under the laws of the State of Delaware on November 15, 1955, under the name “Inland Mineral Resources Corp.” We were formed for the purpose of engaging in all lawful businesses.  Currently, the Registrant, through its wholly-owned subsidiary, Pacific Capital Group Co., Ltd. (“Pacific Capital Group”), a corporation incorporated under the laws of the Republic of Vanuatu, and its majority-owned subsidiary, TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn”), a Chinese limited liability company, is engaged in the production, sales, and exportation of deeply processed chemicals, with a primary focus on non-ionic cellulose ether products in the Peoples Republic of China (“PRC”) as well as to the United States, Europe, Japan, India and South Korea.

Charter Amendments and Re-capitalizations

The following amendments and/or re-capitalizations were effected by us in accordance with the Delaware General Corporations Code:

* On May 8, 1968 our authorized shares were increased to 5,000,000 shares of $0.01 par value common voting stock.

* On April 25, 1969, our name was changed to “Parker-Levitt Corporation,” and we also increased our authorized capital to 20,000,000 shares, comprised of 15,000,000 shares of $0.01 par value common voting stock, and 5,000,000 shares of $0.01 par value preferred stock.

* On November 19, 1976, we changed our name to “Commercial Property Corp.”

* On December 13, 1976, our name was changed back to “Parker-Levitt Corporation.”

* On June 23, 1977, we changed our name to “Commercial Property Corporation.”

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

Business of the Registrant

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

Products

TaiAn has eleven major product lines which are marketed under its two brand names, “RuiTai” and “Rutocel.”  TaiAn’s product lines, which are all focused around and related to cellulose ether, include:

1.           Hydroxypropyl Methyl Cellulose (HPMC);
2.           Methyl Cellulose (MC);
3.           Ethyl Cellulose Aqueous Dispersion (EAD);
4.           Ethyl Cellulose (EC);
5.           Hydroxyethyl Cellulose (HEC);
6.           CMC;
7.           Microcrystalline Cellulose (MCC);
8.           HEMC;
9.           Hypromellose Phthalate (HPMCP);

10.         Hydroxypropyl Cellulose (HPC); and
11.         Film Coating Pre-Mixed Reagent.

Cellulose ether is an organic chemical that dissolves in water and other organic solvents.  Due to the surface-active properties of cellulose ether, it acts as a thickener and stabilizer in aqueous solutions, making it a beneficial additive in a wide variety of commercial industries and products, including, but not limited to the pharmaceutical industry, the construction industry, Polyvinyl chloride (“PVC”) products, food and beverage products, petroleum, and cosmetics.  Specific examples of applications in which our products are used include: as a stabilizer and thickener in latex paint; in mortar dry mix for building materials; to improve the performance of resin in PVC production; as a membrane reagent, stabilizer, and thickener in pharmaceuticals; and to improve jam, ice cream, toothpaste and lipsticks in the food and cosmetic industries.

Research and Development and New Products

•
In-house research and development center: Research and development of new products and innovation has been emphasized throughout TaiAn’s corporate existence. TaiAn employees a research and development staff of approximately 36 full-time employees and has a scientific research center in Feicheng equipped with sophisticated experimental facilities and testing instruments for conducting preliminary and pilot processes for the development of new products. New products that we have introduced over the last few years as a result of our research and development include HPMC, MC, HPC, and EAD.  We spent $25,332 and $306,891 in each of 2010 and 2009, respectively.

•
Strategic alliances with universities:  We have a strong track record of working in partnership with various universities to develop new cellulose ether technologies and products.  In collaboration with Shanghai Tong Ji University, we jointly developed new cellulose ether product EC-EAD.  We will continue to consider working with external institutions on a selective basis to further develop our products.

Distribution Methods

TaiAn distributes its products through two primary methods of distribution: (1) 95% is directly to end-users who have ordered the product directly from us in the PRC; and (2) through sales distributors in the international market. The end-user method of sales and distribution accounts for 60% of TaiAn’s total sales volume. Additionally, we centralized all of our sales personnel in the pharmaceutical industry and PVC industry in our headquarters in Shan Dong and hired additional sales personnel to focus solely on sales in the pharmaceutical, food and cosmetic industries. We also reduced the number of our sales offices from thirty to nine.  The sales offices are now located in Beijing, Shanghai, Guangzhou, Chongqin, Nannin, Tianjin, Zhenzhou, Xinjiang and Changsha. We reduced our rental expenses for our warehouse by centralizing control in our sales offices.

Customers and Marketing

Customers

TaiAn’s customers include the following companies: Food industry: China Huiyan Juice Group Limited; Cosmetics industry: Amway (China) Co., Limited; Pharmaceutical industry: Jiang Xi Zhen Shi Min Pharmaceutical Co, Ltd., Beijing Wellso Pharmaceutical Co, Ltd., Shan Dong Xinhua Pharmaceutical Co, Ltd., Qingdao Huanghai Pharmaceutical Co, Ltd., Shandong LuKang Pharmaceutical Co, Ltd., CSPC Weisheng Pharmaceutical (Shijiazhuang) Co, Ltd., XiAn Li Jun Pharmaceutical Co, Ltd., Qianjin Pharmacy, Northeast Pharmaceutical Group Co, Ltd.  Additional customers include Sinopec Qilu Petrochemical, Shanghai Chlor-Alkali Chemical Co., Ltd., Beijing Huaer Co., Ltd., and Guangzhou Baiyunshan Pharmaceutical Co., Ltd.  TaiAn is also a designated oil field material supplier for Xinjiang Kelamayi Oil Field and exports approximately 1,700 tons of ether products to foreign markets in the United States, Europe, India, the Middle East, and South East Asia.

We have over 2,600 customers in different industries and no single customer accounts for revenues greater than 10% annually, except for our biggest distributors who sell our products to the international market.

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

Sources and Availability of Raw Materials

The three major raw materials required for the production of cellulose ether products are: (1) ginned cotton; (2) etherifying epoxy propane; and (3) chloromethane. China is a predominantly agricultural country that produces significant amounts of ginned cotton. TaiAn is located in Feicheng City in the Shandong Province, a region known for its cotton production. As a result of its location, it is convenient for TaiAn to obtain adequate supplies of high-quality cotton at competitive prices to facilitate the production of its products. In addition to our need for cotton, we also utilize large amounts of etherifying epoxy propane in the production of our products. Within the Shandong Province, Qilu Petrochemical Company, Shandong Insecticide Factory, and Shandong Dongda Company all produce large quantities of etherifying epoxy propane each year. Thus, the assurance of an adequate supply of this raw material is also expected for the near future.

Intellectual Property

We have registered the trademark “RuiTai” with the Trademark Bureau, State Administration for Industry and Commerce, People’s Republic of China. We do not own any other trademarks.  We jointly own with Shanghai University one patent, which is a method for preparing water-soluble acrylic resin emulsion used as drug enteric coating material.

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

Government Regulation

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China. Certain of these regulations and requirements, such as those relating to tax, foreign currency exchange, dividend distribution, regulation of foreign exchange in certain onshore and offshore transactions and regulations of overseas listings, may affect our shareholders’ right to receive dividends and other distributions from us.

Environmental Regulations

On December 26, 1989, the Standing Committee of the National People’s Congress issued the Environmental Protection Law, setting forth the legal framework for environment protection in China. The Environmental Protection Law requires the State Administration of Environmental Protection to implement uniform supervision and administration of environmental protection standards nationwide and to establish national waste discharge standards. Local environmental protection bureaus are responsible for environmental protection in their jurisdictions and may set stricter local standards which are required to be registered at the State Administration of Environmental Protection. Companies are required to comply with the stricter one of the two standards. We are required to file an environmental impact statement, or in some cases, an environmental impact assessment outline, to obtain such approvals. The filing must demonstrate that the project in question conforms to applicable environmental standards. Generally speaking, environmental protection bureaus will issue approvals and permits for projects using modern pollution control measurement technology.

The PRC national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, require the payment of fines for serious violations and provide that the PRC national and local governments may, at their own discretion, close or suspend any facility which fails to comply with orders requiring it to cease or improve operations causing environmental damage.

In accordance with the requirements of the environmental protection laws of the PRC, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection and reported to and registered with the relevant local environmental protection department.

In addition, to the best of our knowledge, we have complied with the necessary environmental procedures with respect to the construction of our biodiesel factory. The governmental authorities reviewed the environmental impact report prepared on our behalf by a professional institution that we retained prior to the commencement of construction. In January 2008, after the completion of construction, we obtained environmental approvals from the governmental authorities.

In 2010 and 2009, we spent $nil and $225,806, respectively, relating to environmental compliance.

Regulation on Work Safety

We are subject to a variety of governmental regulations related to work safety. The major PRC regulations related to work safety applicable to us include the Work Safety Law of the PRC and the Regulation on Work Safety License.

Work Safety Law of the PRC

The Work Safety Law of the PRC (“WSL”) was adopted at the 28th meeting of the Standing Committee of the Ninth People’s Congress on June 29, 2002, and was promulgated for implementation as of November 1, 2002. The WSL is applicable to the work safety of entities engaging in production and business operation activities within the PRC. Such entities must comply with the WSL and other relevant laws and regulations concerning work safety and must strengthen the administration of work safety, establish and perfect a system of responsibility for work safety, ensure conditions for safe production, and ensure safety in production.

The WSL and other provisions of the relevant laws and regulations create a system for attributing responsibility for work safety accidents and holding liable those found to be responsible for work safety accidents. Entities engaged in the production, operation and storage of hazardous substances (1) must establish an administrative committee for work safety or have full-time personnel for the administration of work safety; (2) are subject to the examination and approval as well as the supervision and administration of relevant administrative departments, according to the provisions of relevant laws and regulations, national standards or industrial standards; (3) must have archive files for substantial hazardous sources, make regular checks, appraisals, supervisions and controls, make emergency plans, and inform employees and other relevant people of the emergency measures that should be taken under emergency circumstances; (4) must report, according to the relevant provisions of the state, the substantial hazardous sources and the corresponding safety measures and emergency measures to the administrative department and other relevant departments of the local people’s government in charge of the supervision and administration of work safety for archive purposes; and (5) must have exits in the sites of production and the dormitories of the employees which meet the requirements for emergency dispersal of people, have highly visible marks and be clear of obstructions. Entities shall be prohibited from closing or obstructing the exits of the sites of production and business operation and the dormitories of the employees.

Regulation on Work Safety Licenses

The Regulation on Work Safety Licenses (“RWSL”) was promulgated by the State Council on January 13, 2004 and came into force on the same date. According to the RWSL, an enterprise engaging in the production of hazardous chemicals must apply for a work safety license before production.

To obtain a work safety license, an entity must satisfy certain work safety conditions, which mainly include: (1) establishing and improving a system for work safety, and formulating a complete set of work safety rules; (2) investing in safety satisfying applicable work safety requirements; (3) establishing administrative entities for work safety and installing full-time work safety administrative personnel, who have passed the appraisal conducted by the competent authority; (4) ensuring that special personnel have passed the appraisal conducted by the competent authority, and have obtained qualification certificates for special operations; (5) ensuring employees have gone through work safety education and training; (6) ensuring premises, work sites, safety facilities, equipment and technology meet the requirements of the relevant work safety laws, regulations, standards and rules; (7) providing employees with labor protection articles which are up to the national standards or standards of the industrial sector concerned; and (8) establishing emergency rescue plans for accidents, appointing entities or personnel specializing in emergency rescue, and providing necessary emergency rescue materials and equipment.

A work safety license is valid for three years. If a work safety license needs to be extended upon its expiration, an entity shall go through the extension procedures three months prior to such expiration with the administrative department from which the license is issued.

Regulation on Safety Administration of Dangerous Chemicals

The Regulation on Safety Administration of Dangerous Chemicals was promulgated by the State Council on January 26, 2002, and took effect on March 15, 2002. This regulation sets forth general requirements for the production and operation of certain chemicals that are considered dangerous and listed in the Dangerous Chemicals Catalogue. The Regulation on Safety Administration of Dangerous Chemicals was further supplemented and elaborated by subsequent regulations and rules. The State Administration of Work Safety of the PRC, or the SAWS, and other relevant state government authorities determine and from time to time adjust the chemicals included in the Dangerous Chemicals Catalogue. Under the PRC laws, the production, operation, storage, transportation of chemicals in the Dangerous Chemicals Catalogue and the industrial use of such chemicals require specific regulatory approval, licenses and permits. In addition, in order to strengthen the supervision and regulation of the safe operation and production of chemicals in the Dangerous Chemicals Catalogue, on October 8, 2002, the Commerce and Trade Committee of the PRC issued the Administration Rules for the Registration of Dangerous Chemicals, according to which the enterprises should, within six months of the publication of the Dangerous Chemicals Catalogue, complete registration for the production and storage of dangerous chemicals. On the same date, the Commerce and Trade Committee of the PRC also issued the Administration Rules for the Operation License of Dangerous Chemicals, according to which, an Operation License is required for the operation and sale of dangerous chemicals. Both administrative rules took effect on November 15, 2002. Pursuant to these regulations, the producers of chemicals in the Dangerous Chemicals Catalogue will need to meet certain production safety requirements and pass a safety inspection conducted by the relevant government authorities. In addition, such producers will need to obtain the relevant work safety license prior to production.

SAFE Regulations Pertaining to Overseas-Listed Companies

Circular 75

The SAFE issued the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles, or Circular 75, on October 21, 2005. Circular 75 requires PRC residents and citizens to register with their local SAFE branches before establishing or acquiring the control of any company outside of China by using domestic assets or equities for the purpose of equity financing. PRC residents and citizens who are stockholders of offshore special purpose companies established before November 1, 2005 were required to conduct overseas investment registration with the local SAFE branches before March 31, 2006. Further, PRC residents and citizens must register all major changes relating to capitalization (including overseas equity or convertible bonds financing) within 30 days upon the occurrence of such changes.

Failure to comply with the registration procedures set forth in Circular 75 and any other rules and regulations may result in restrictions on the relevant PRC subsidiary, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity. Non-compliance may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations, and may result in liability under PRC law for foreign exchange evasion.

Foreign Exchange Regulation

Pursuant to the Foreign Exchange Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and August 5, 2008, and various regulations issued by the SAFE and other relevant PRC government authorities, RMB is freely convertible only with respect to current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriations of investments, require the prior approval of the SAFE or its local branches for conversion of RMB into foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign exchange payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by the SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign exchange receipts into RMB.

Regulations Relating to Employee Share Options

Under the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, issued on March 28, 2007 by the SAFE (“Circular 78”), PRC citizens who are granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or any other qualified PRC agent, to register with the SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. We and our PRC citizen employees, who maybe granted share options, or PRC optionees, will be subject to Circular 78. However, as these rules have only been recently promulgated, it is currently unclear as to how these rules will be interpreted and implemented.

New M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the SASAC, the SAT, the SAIC, the CSRC and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website its approval procedures for overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of certain documents with the CSRC and may take several months to complete. However, other than documents required to be submitted, no other details with respect to the timing, criteria and process for obtaining any required approval from the CSRC have been specified. Therefore, it remains unclear how the New M&A Rule or the CSRC procedures will be interpreted, amended and implemented by the relevant authorities. See “Risk Factors—Risks Related to Doing Business in China—PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.”

Regulation of Dividend Distribution

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (1990), as amended. Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Our Chinese subsidiaries, which are all foreign-invested enterprises, are restricted from distributing any dividends to us until they have met these requirements set out in the regulations.

According to the new EIT law and the implementation rules on the new EIT law, if a foreign legal person is not deemed to be a resident enterprise for Chinese tax purposes, dividends generated after January 1, 2008 and paid to this foreign legal person from business operations in China will be subject to a 10% withholding tax, unless such foreign legal person’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

Under the new EIT law and its implementation rules, if an enterprise incorporated outside China has its “de facto management body” located within China, such enterprise would be classified as a resident enterprise and thus would be subject to an enterprise income tax rate of 25% on all of its income on a worldwide basis, with the possible exclusion of dividends received directly from another Chinese tax resident.

Regulations on Trademarks

Both the PRC Trademark Law, adopted in 1982 and revised in 1993 and 2001, and the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2002, give protection to the holders of registered trademarks. The Trademark Office, under the authority of the State Administration for Industry and Commerce, handles trademark registrations and grants rights for a term of ten years for registered trademarks, which may be renewed by the Trademark Office. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices.

Regulation on Employment

On June 29, 2007, the National People’s Congress promulgated the Labor Contract Law of PRC , or the Labor Contract Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementation Rules , which became effective as of the date of issuance. The Labor Contract Law and its implementation rules are intended to give employees long-term job security by, among other things, requiring employers to enter into written contracts with their employees and restricting the use of temporary workers. The Labor Contract Law and its implementation rules impose greater liabilities on employers, require certain terminations to be based upon seniority rather than merit and significantly affect the cost of an employer’s decision to reduce its workforce. Employment contracts lawfully entered into prior to the implementation of the Labor Contract Law and continuing after the date of its implementation remain legally binding and the parties to such contracts are required to continue to perform their respective obligations thereunder. However, employment relationships established prior to the implementation of the Labor Contract Law without a written employment agreement were required to be memorialized by a written employment agreement that satisfies the requirements of the Labor Contract Law within one month after it became effective on January 1, 2008.

Tort Liability Law

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

Competition

The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines representing many different products designed to meet specific customer requirements.  The industry has become increasingly global as participants focus on establishing and maintaining leadership positions outside of their home markets.  Our product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies.  We believe that our primary international competitors, Dow Chemical, Shin-Etsu Chemical Co. Ltd., J.M. Huber and Hercules Tianpu Chemical Co. Ltd., each have significantly greater financial, technical, marketing and other resources than us, which could provide them with a competitive advantage.  In particular, we believe that Hercules Tianpu Chemical Co. Ltd. intends to directly target PRC and Asian markets for methylcellulose by reducing costs in their existing facilities and adding production capacity in Asia, which could have an adverse effect on our future results of operations.  Our primary domestic competitors are Hercules Tianpu Chemicals Company Limited and Shandong Head Co., Ltd.

Competitive Advantages

We believe we are well-positioned to continue to be a leading manufacturer of nonionic cellulose ether in the PRC and to become a leading supplier of cellulose ether in the PRC and beyond. In 2003, we received the “National Key Hi-Tech Enterprises” award for excellence for our technology in the cellulose ether industry.   We believe we have several competitive advantages, including the following:

•	Well established brand name products and customer base. We have more than 2,600 current customers and we continue to receive orders directly from international customers.

•
Established distribution channel in all provinces of the PRC. We have centralized control of our pharmaceutical, food and PVC marketing efforts and reduced the number of our sales offices throughout China to nine to focus on sales in the construction industry.

•	Lower cost of production than our international competition. Our prices relating to international sales are generally 5% lower compared with our international competitors

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in the fertilizer market in the PRC:

•
Strong Market Position.   We are a leading manufacturer of nonionic cellulose ether in the PRC.  We believe that we have greater production capacity, which is currently 8,500 tons per year, for cellulose ether than our domestic competition.

•
Recognized Product Offerings.  In 2003, we received the Key Hi-Tech enterprise award for excellence in research production and marketing capability from The Ministry of Science and Technology of the People’s Republic of China. On July 22, 2005, we were awarded the accolade of “High Technology and New Technology Enterprise” from the Shandong Province Department of Science and Technology as a result of us producing high value-added commodities, exported our products overseas and increased local employment. In December of 2003, we received the top prize of the First Shandong Private Enterprise Hi-Tech Product Exposition from The First Shandong Private Enterprise Hi-Tech Product Exposition Committee for our excellence in high-tech products. In July 2002, “hydroxypropylmethyl cellulose phthalate (HPMCP) Model HP55” was awarded as a “National Key New Product” from The Ministry of Science and Technology of the People’s Republic of China for its innovation. In addition, in 2001, “Ethyl Cellulose (EC)” was awarded as a “National Key New Product” from The Ministry of Science and Technology of the People’s Republic of China.

•
Established Distribution Network.  We have an established sales network domestically and internationally. We recently centralized our sales network for high-end products, such as pharmaceutical, PVC and food in our headquarters in Shan Dong, and reduced the number of our sales offices throughout China to nine to focus on sales in the construction industry.  We have formed relationships with many local distributors internationally, including in the United States, Europe, Korea, India, Japan and the Middle East.

•
Efficient Infrastructure.   We have created a flexible and responsive infrastructure, which allows us to efficiently manufacture and deliver high-quality nonionic cellulose ether products within a short delivery time.  We also tailor our products to our specific customer’s needs and our products can have variations of over 260 different applications.

•
Broad Customer Base.   We developed a diversified customer base in myriad industries located throughout the PRC and are not dependent on, or heavily concentrated in, any single customer or customer base.

Growth Strategy

We believe that our strong competitive position, our ability to meet customer demands and our well-regarded product offerings will enable us to benefit from the anticipated growth in the PRC nonionic cellulose ether market.  We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•	Leveraging our production capacity and established marketing and distribution channels in the domestic marketplace and our low cost structure in the international marketplace.

•	Continue to increase our production capacity for nonionic cellulose ethers through organic growth.

•	Broaden the breadth and depth of our research and development capabilities.

•	Acquisitions of companies producing biopolysaccarides, a high margin, rapidly growing market.

Employees

The Company currently employs 530 full time employees.  The following table sets forth the number of our employees categorized by function as of that date:

Category of Employees	Numbers of Employees
Management Level	44
Finance Department	16
Security	12
Statistic Department	12
Sales Department	63
Quality Control Department	30
General Administrative Staff	30
Export Supply	18
General Factory Workers	305
Total	530

Advance to Employees

TaiAn has a process of making advances to employees.  “Advances to Employees” are advances to employees who are working on projects on behalf of TaiAn. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities. The total advance to employees was $565,824 and $116,954 for the years ended December 31, 2010 and 2009, respectively.

Due To Employees

Due to Employees represents loans from employees to finance the Company’s operations due to a lack of cash resources.  There are no formal loan agreements for these loans, therefore, these loans were unsecured, and have no fixed terms of repayment.  The employees can inject or withdraw funds as they wish.  The Company pays 8% interest on these loans monthly beginning from July 1, 2007.  Cash flows from these activities are classified as cash flows from financing activities.  The total borrowing from employees was $1,470,138 and $1,476,292 for the years ended December 31, 2010 and 2009, respectively.  The Company paid interest of $105,705 and $111,370 for the years ended December 31, 2010 and 2009, respectively.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.         RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to Our Business

Significant fluctuations and volatility in the price of cotton and other raw materials we purchase may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our eleven major product lines all focus around and relate to cellulose ether.  The two major raw materials required for the production of cellulose ether products are: (1) ginned cotton; and (2) chloromethane.  Fluctuations in the price, availability and quality of ginned cotton, chloromethane or other raw materials used by us in the cellulose ether we produce could have a material adverse effect on our cost of sales or our ability to maintain our profit margin. The prices for such products depend largely upon the market prices for the raw materials used to produce them, particularly ginned cotton. The price and availability of ginned cotton and such other raw materials may fluctuate significantly, depending on many factors, including the climate, higher energy prices, increased tariffs and duties, and increased labor costs. In the future, we may not be able to pass all or a portion of such higher raw material prices on to our customers.

Our dependence on a limited number of third-party raw materials suppliers could adversely impact our production or increase our costs, which could harm our reputation or materially and adversely affect our business, results of operations and financial condition.

We purchase our raw materials, including ginned cotton and chloromethane, from a limited number of third-party suppliers. Our five largest suppliers for ginned cotton and chloromethane accounted for 100% of our cost of revenues in each of 2010 and 2009, and we conduct business with some of these suppliers under contracts with durations of one year or less or through purchase orders. We have had relationships with our major suppliers for more than five years.  The failure of a supplier to supply raw materials satisfying our quality, quantity and cost requirements in a timely manner could impair our ability to produce our products or could increase our costs. If we fail to maintain our relationships with major raw materials suppliers or fail to develop new relationships with other raw materials suppliers, we may be unable to produce our products, or we may only be able to produce our products at a higher cost or after lengthy delays.

If our suppliers identify alternative sales channels, such as to chemical plants or distributors, they may choose to sell to other buyers or raise their prices. As a result, we may be compelled to pay higher prices to secure our raw material supply, which could adversely affect our business, results of operations and financial condition. Since 2005, the prices we paid for raw materials have fluctuated based on market supply and demand, and the market price for used cooking oil has risen significantly in recent years.

We may be unable to obtain adequate financing to fund our capital requirements.

We expect that over the next several years, a substantial portion of our cash flow will be used to finance the expansion of capacity in our existing production facilities, construction of new production facilities and research and development. We may need to incur additional financing in order to fund our capital expenditures. We cannot assure you that we will be successful in obtaining such financing at a reasonable cost or at all. Our inability to finance our planned capital expenditures could adversely affect our business, financial condition, results of operations or liquidity position.

Failure to comply with environmental regulations could harm our business.

We are a chemical manufacturer and are subject to various PRC national and local environmental regulations related to our operations, including regulations governing the use, storage, discharge and disposal of hazardous substances and waste emission levels. If we fail to comply with the applicable environmental regulations, we could be subject to significant monetary damages and fines or suspensions of our operations, and our business reputation and profitability would be adversely affected.  Further, any amendments to these laws and regulations may impose substantial pollution control measures that may require us to make significant expenditures to modify our production process or change the design of our products to limit actual or potential impact to the environment.  Moreover, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures, which may adversely affect our business, results of operations and financial condition.

If we fail to effectively expand our current operations and capacity to satisfy demand for our cellulose ether, our results of operations and business prospects could be impaired.

We believe that over the next year demand for our cellulose products will outgrow our present production capacity of 8,500 metric tons.  Our future success depends on our ability to expand our business to address the growth in demand for our cellulose ether products. Because our industry is highly competitive, if we are unable to increase our production capabilities to meet increased demand for our products, we may lose existing customers, as well as potential additional customers, to competitors with greater production capacities.  If we lose our existing customers our revenues could decrease and accordingly our overall financial performance could be significantly impaired.  In addition, we currently rely on distributors to distribute our products to multiple end users.

Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•	the availability of additional funding to build manufacturing facilities and purchase raw materials on favorable terms or at all;

•	our management and minimization of delays and cost overruns caused by problems with our suppliers of raw materials and third-party vendors; and

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all.

If we cannot successfully implement additional production capacity increases efficiently and cost-effectively, we will be unable to satisfy any increased demand for our cellulose ether, which could significantly impair our financial performance.

Our proprietary cellulose ether formulas may become obsolete which could materially adversely affect the competitiveness of our future fertilizer products.

The production of our cellulose products is based on our proprietary formulas. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing cellulose ether products and by developing and introducing enhancements to our existing products and new products on a timely basis that can keep pace with evolving industry standards and changing customer requirements. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected.

We may be subject to more stringent governmental regulation on our products.

We hold various permits, business licenses and approvals authorizing our operations and activities, which are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses, permits and approvals, may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

We face significant business competition.

The market for cellulose ether products remains competitive. The cellulose ether market is a highly fragmented market in China.  We compete with our competitors internationally and domestically. The most established companies internationally include Dow Chemical, Shin-Estu, Hercules and Clariant Co. Domestically, we have smaller competitors mainly in the construction industry.  Our most established domestic competitor is Shan Dong Heda with 5,000 tons of annual capacity.  We believe our ability to compete depends on many factors including the following:

•	Our ability to market our existing products and develop new products based on changing technology;

•	License to enter into the pharmaceutical industry as a supplier;

•	The performance, functionality, price and reliability of our products;

•	Our global sales and marketing efforts;

•	Our customer service and support efforts; and

•	The relative impact of general economic and industry conditions on either us or our competitors.

Other competitive factors include our competitors’ reputation, financial resources, knowledge of the cellulose ether market, corporate governance and financial controls, geographical coverage, customer relationships, technological capability and quality and breadth of products.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management.  Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

We depend heavily on Dian Min Ma, our chief executive officer, and Xing Fu Lu, our president, and without their services our prospects would be severely limited.

Our future business and results of operations depend in significant part upon the continuing contribution of Mr. Dian Min Ma, our chief executive officer, and Mr. Xing Fu Lu, our president. Messrs. Ma and Lu each has extensive experience in the chemical industry and each are directly involved in nearly all aspects of our business operations. Messrs. Ma and Lu each have employment agreements with us which expire in December 2013.  There can be no assurance that we will be able to reach new agreements with Messrs. Ma or Lu on terms favorable to us, if at all.

If Messrs. Ma and Lu cease to be employed by us, we may have difficulty finding suitable replacements with equal leadership and industry experience, and our business would suffer because we will not have the leadership needed to capitalize on market opportunities and to direct our growth. Competition for qualified candidates could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

We do not maintain key-person insurance on any of our executive officers.

We depend heavily on skilled research and development personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

The organic chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition.

We rely on a limited number of products to achieve most of our revenues.

We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. For example, our RuiTai or Rutocel branded cellulose ether products accounted for 97.6% and 96.6% of our revenue for the year ended December 31, 2010 and 2009, respectively.  Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by: a decline in demand for even a limited number of our products; a failure to achieve continued market acceptance of our key products; export restrictions or other regulatory or legislative actions which could limit our ability to sell those products to key customer or market segments; an improved version of products being offered by a competitor in the market in which we participate; increased pressure from competitors that offer broader product lines; technological change that we are unable to address with our products; or a failure to release new or enhanced versions of our products on a timely basis.  This may impact our ability to maintain or expand our business with certain customers.

Our entry into foreign markets exposes us to changes in foreign regulations and other risks inherent to international business, any of which could affect our results of operations.

In 2000, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Kawarlal Excipients Pvt Ltd., which markets our products in India and focuses on the pharmaceutical industry.  In 2004, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Eastwest Technologies Inc., which markets our products in the United States and focuses on the food industry. In 2005, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Selectchemie AG, which markets our products in Germany, Spain and Switzerland and focuses on the pharmaceutical industry.  In 2005, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Bang & Bonsomer, which markets our products in Finland, Poland and Russia and focuses on the construction industry. In 2005, we granted exclusive marketing and distribution rights for certain of our Rutocel products to N. Krallis SA, which markets our products in Greece and focuses on the construction industry. In 2006, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Chemicon Co. Ltd., which markets our products in Korea and focuses on the construction industry. In 2007, we granted exclusive marketing and distribution rights for certain of our Rutocel products to CELchem Feinchemikalien GmbH, which markets our products in Germany and Italy and focuses on the construction industry.  In 2008, we granted exclusive marketing and distribution rights for certain of our Rutocel products to Eurosia Trading Co. Ltd., which markets our products in Thailand and focuses on the construction industry.

Distributing our products in these markets presents risks including:

•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	changes in, and compliance with, domestic and foreign laws and regulations which may impose a range of restrictions on operations, trade practices, trade partners and investment decisions;

•	seizure of our products by foreign governments

•	boycotts and embargoes that may be imposed by the international community on countries in which we operate;

•	labor unrest;

•	disruptions due to civil war, election outcomes, shortages of commodities, power interruptions or inflation; the imposition of unexpected taxes or other payments on revenues; and

Any of these risks could limit our ability to operate or have a negative impact on our profitability.

We have granted exclusive rights to market and distribute our Rutocel branded organic cellulose ether to various international distributors and their efforts to market and distribute our products are outside of our control.

We have granted to various international distributors the exclusive right to market and distribute our Rutocel line of organic cellulose ether products in India, the United States, Germany, Spain, Italy, Switzerland, Finland, Portland, Russia, Greece, Korea and Thailand.  The revenue we earn from the sale of our products under these agreements depends heavily on their efforts. The distributors have significant discretion in determining the efforts and resources they apply to the marketing and sale of our products, and they have a number of other clients whose products they distribute. These distributors include Selectchemie AG, Bang & Bonsomer, CELchem Feinchemikalien GmbH and Jinlin Pharmaceutical USA Inc. Furthermore, regardless of the effort and resources they invest, such distributors may not be effective in distributing or marketing our products.   A disagreement between us and any of them could lead to lengthy and expensive dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition. If our relationship with Bang & Bonsomer was to terminate, it may take a significant amount of time to enter into another distribution and marketing agreement with a company with similar resources to distribute our products and perform on acceptable terms or at all. As a result, we could experience delays in our ability to distribute our products and increased expenses, all of which would have a material adverse affect on our business, results of operations and financial condition.

If our projections regarding the future market demand for our products are inaccurate, our operating results and our overall business may suffer.

We have made significant capital investments in anticipation of rapid growth in the use of organic cellulose ether in the pharmaceutical industry. The expansion of our internal manufacturing capabilities has required significant up-front fixed costs.  If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins and underutilization of capacity.  Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

We do not presently maintain business disruption insurance. Any disruption of the operations in our factories would damage our business and disrupt our production and have a material adverse effect on our business, financial position or results of operations.

Our business could be materially and adversely affected by power shortages, natural disasters, terrorist attacks or other events in the PRC. For example, in early 2008, parts of the PRC suffered a wave of strong snow storms that severely impacted public transportation systems and the power supply in those areas. In May 2008, Sichuan Province in the PRC suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake may have a material adverse effect on the general economic conditions in the areas affected by the earthquake. In July 2008, explosive devices were detonated on several buses in Kunming, Yunnan Province of the PRC, which resulted in disruptions to public transportation systems in Kunming and casualties. Any future natural disasters, terrorist attacks or other events in the PRC could cause a reduction in usage of, or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

While we have property damage insurance and automobile insurance, we do not carry business disruption insurance, which is not readily available in the PRC. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

The cellulose ether products that we manufacture pose safety risks and could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemical and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or to property. Although we have adopted safety measures of industry standard in our research, development and manufacturing processes, accidents may still occur. Any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities to persons harmed by these products. We have renewed product liability insurance to cover claims from personal injuries or property damage caused by our products for the period from 2010 to 2011. Our insurance coverage was limited to approximately $20,577,251 (RMB 136,052,666) and may not have been sufficient to cover potential claims.  A successful claim against us that is in excess of our insurance coverage could significantly harm our business and financial condition. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and our business. As of the filing of this Annual Report on Form 10-K, no product liability claim has ever been brought against us. However, if we are involved in litigation in the future the potential judgment or settlement along with the litigation costs could harm our financial performance.

Our success depends on our ability to protect our proprietary rights.

Success depends, to a significant degree, upon the protection of our product design and other proprietary technology. The unauthorized reproduction or other misappropriation of our trademarks or products could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Existing trade secret, copyright and trademark laws offer only limited protection.  Moreover, the laws of other countries in which we intend to market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail. We currently have one patent and five additional patents in the application process.

Claims by other companies that our technology infringes on their proprietary technology could force us to redesign our products which would have a material adverse effect on our results of operations.

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or to obtain a license on commercially reasonable terms, if at all, to continue offering the product without substantial reengineering. However, we do not and have not conducted comprehensive patent searches on all technology components to determine whether the technologies used in our products infringes on patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products.

If our lenders stop extending loans to us when our current loans mature, we may have difficulty meeting our payment obligations under the loan agreements, which would have a material adverse effect on our business and financial position.

As of December 31, 2010, we had outstanding bank loans of $42,339,454 which is approximately 98.1% of our gross revenue in 2010. In addition, these bank loans had a duration of one year and are concentrated on a few financial institutions. If these financial institutions stop extending loans to us when these loans mature, we may have difficulty meeting our payment obligations under the loan agreements. Furthermore, as of December 31, 2010, we had notes payable of $18,149,369, which was secured by restricted cash of $10,254,394, leaving a balance of $7,894,975 as unsecured.  If we cannot obtain new notes payable when these notes payable mature, we may have difficulty honoring our notes payable. These factors may significantly and negatively affect our business and financial position.

We are subject to risks related to our unconditional guarantees of several bank loans and notes for other companies located in Shandong province.

We entered into several guarantee agreements with local banks to provide unconditional guarantees in respect of bank loans and notes for other companies located in Shandong province. As of December 31, 2010, the Company has unconditional guaranteed loans and notes for these companies in the aggregate amount of approximately $36,456,715.  If a debtor fails to make payments to the bank according to its loan agreement, we are obligated to perform our obligations under the guarantee which is to pay the amount of the delinquent payments and any measurable loss suffered by the bank. Although we have not experienced any losses associated with our guarantees, we cannot guarantee that there will be no default by the debtors in the future.  In such event, our financial condition may be materially and adversely affected.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could materially and adversely affect our business.

All of our operations are conducted in the PRC and all of our sales are made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Any adverse change in the economic conditions or government policies in China could have a material adverse effect on our business and prospects.

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our subsidiaries, one of which is incorporated in the PRC.  We may rely on dividends paid by our consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Our PRC subsidiary is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders.

The EIT Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, or Circular 82, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise which is controlled by PRC enterprises will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals or foreigners, like our company, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners. If the PRC tax authorities determine that we are a “tax-resident enterprise,” we may be subject to enterprise income tax at a rate of 25.0% on our worldwide income. This may have an impact on our effective tax rate, and may result in a material adverse effect on our net income and results of operations. In addition, dividends paid by us to our non-PRC corporate stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC corporate stockholders.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of the PRC entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, Renminbi may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. The PRC entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by the State Administration for Foreign Exchange, or SAFE, or its local counterpart, for use in payment of international current account transactions. However, conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of the PRC entities to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from the parent entity.

Any existing and future restrictions on currency exchange may affect the ability of the PRC entities or an affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in Renminbi to fund any business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

Our PRC subsidiary is one of the obligators that pays PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, either TaiAn, our PRC subsidiary, is obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax, or the employees should pay such tax by themselves directly. Common practice in the PRC and the situation of TaiAn, is that we withhold and pay the individual income tax on behalf of our employees.  If we fail to withhold and/or pay such individual income tax in  accordance with PRC laws, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiary has obligations to file documents related to employee stock options with relevant tax authorities, and either our PRC subsidiary should withhold and pay individual income taxes for those employees who exercise any issued stock options or such employees should pay the individual income taxes by themselves directly. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Because PRC law governs nearly all of our operating subsidiary’s material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

PRC law governs almost all of TaiAn’s material agreements, some of which could be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in the PRC.  TaiAn is a foreign-owned enterprise and is subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to wholly foreign-owned enterprises in particular.  Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. In addition, confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to financing sectors, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice entitled “Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents” (“Circular 75”) in October 2005, which requires PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75. We are committed to complying with and to ensuring that our shareholders who are subject to the regulations will comply with the relevant rules. However, we cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Regulations on Employee Share Options may subject us and/or our PRC employees to regulatory liability.

Under the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, issued on March 28, 2007 by the SAFE (“Circular 78”), PRC citizens who are granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or any other qualified PRC agent, to register with the SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. We and our PRC citizen employees, who may be granted share options, or PRC optionees, will be subject to Circular 78. If we or our PRC citizen employees fail to comply with Circular 78, we or our PRC optionees may be subject to fines and legal sanctions.

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC. In the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our production facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of member countries in the Organization for Economic Co-Operation and Development, or OECD.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the number and importance of state-owned enterprises in the PRC is greater than in most OECD countries;

•	the level of capital reinvestment is lower in the PRC than in most OECD countries; and

•	Chinese policies make it more difficult for foreign firms to obtain local currency in China than in OECD jurisdictions.

As a result of these differences, our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of OECD member countries.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, or RMB, the currency of China, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our services which could reduce our revenues. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 17.5% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and October 28, 2009. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Our ability to implement our business plan is dependent on many factors, including our ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business including, without limitation, the Food and Pharmaceutical Manufacturing License, Pharmaceutical Production License and the Safety Production License, which are required for the production of food and pharmaceutical products. We are required to comply with applicable production safety standards in relation to our production processes and our premises and equipment are subject to periodic inspections by regulatory authorities to ensure compliance with the Regulation on the Administration of Production License for Industrial Products, Regulation on Work Safety Licenses, Production Safety Law, Regulation on the Safety Administration of Dangerous Chemicals and Measures  for Implementation of Work Safety Licenses of Hazardous Chemical Production Enterprises. Failure to pass these inspections, or the loss or suspension of some or all of our production activities, could disrupt our operations and adversely affect our business.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, or the SAT, the State Administration for Industry and Commerce, or the SAIC, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors , or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, to require offshore special purpose vehicles, or the SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. We believe CSRC approvals were not required for this offering because  (1) the restructuring of TaiAn from a domestic company to a Sino-foreign joint venture company was completed in November 2000, before the M&A Rule became effective; and (2) the CSRC currently has not issued any definitive rule concerning whether offerings such as this offering are subject to the M&A Rule.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of the M&A Rule.  Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial condition.

The M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transaction could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in PRC-based properties.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

In recent years, the PRC economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products.

Government regulations on environmental matters in the PRC may adversely impact on our business.

Our production facilities are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to comply with applicable laws and regulations.

All potential environmental liabilities may not have been identified or properly quantified and a prior owner, operator, or tenant may have created an environmental condition unknown to us. We may be potentially liable for damages or cleanup, investigation or remediation costs in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business.

State and local environmental regulatory requirements change often. Future laws, ordinances or regulations might impose material environmental liability or the current environmental condition of the properties could in the future be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Moreover, it is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC in particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after violation.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes stricter obligations on employers. Under the New Labor Contract Law, an employer is obligated to execute written labor contracts with all of its employees, otherwise an employee without a written labor contract will be entitled to claim double monthly salary from the employer. Certain of our employees hired on a temporary basis were hired without execution of a written labor contract. Should such an employee file a valid claim, there can be no assurance that we will not be required to make additional payments under the New Labor Contract Law, which would adversely affect our results of operations.

The New Labor Contract Law also imposes more stringent procedural requirements related to a reduction in workforce and requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a timely and cost-effective manner that is most advantageous to our business, which may materially and adversely affect our financial condition and results of operations.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. There exists uncertainties as to the interpretation, implementation and enforcement of such obligations. If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines. In order to preempt any penalties for failure to fully comply with applicable PRC labor laws, we are in the process of making a supplementary social insurance and housing fund payments. We may be liable for the payments and fines arising from such delinquent payments.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We rely heavily on these land use rights for our operations, and the loss of such rights would have a material adverse effect on our company.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law . Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Risks Related to our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced and continue to experience significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. Over the past 12 months, the sales price of our common stock has fluctuated between $0.50 and $1.50. The following factors, many of which are beyond our control, may influence our stock price:

•	announcements of technological or competitive developments;

•	regulatory developments in the PRC affecting us, our customers or our competitors;

•
announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the PRC or internationally;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of our competitors;

•	addition or departure of our executive officers;

•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and

•	sales or perceived sales of additional shares of our common stock.

In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

We have a limited active public market for our common shares. We cannot assure you that a more active public market will develop thereby allowing you to sell large quantities of our shares. Consequently, you may not be able to readily liquidate your investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. PRC capital and currency regulations may also limit our ability to pay dividends. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Anti-takeover provisions of the Delaware General Corporation Law and some provisions in our certificate of incorporation and bylaws could have a material adverse effect on the rights of holders of our common stock.

We are subject to Section 203 of the Delaware General Corporation Law. This provision generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date the stockholder became an interested stockholder, unless:

•	prior to such date, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85.0% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned by persons who are directors and officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•
on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual meeting or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66.7% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines a business combination to include:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10.0% or more of the assets of the corporation involving the interested stockholder;

•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15.0% or more of the outstanding voting stock of a corporation, or an affiliate or associate of the corporation and was the owner of 15.0% or more of the outstanding voting stock of a corporation at any time within three years prior to the time of determination of interested stockholder status; and any entity or person affiliated with or controlling or controlled by such entity or person.

Anti-takeover provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over the current market prices.

Our certificate of incorporation and bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control of our company, including changes a stockholder might consider favorable. In particular, our certificate of incorporation and bylaws, as applicable, among other things, provide that:

•	our Board of Directors shall have the ability to alter our bylaws without stockholder approval;

•	an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

•	vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third party from acquiring our company, even if doing so would be beneficial to its stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights.

However, these provisions could have the effect of discouraging others from making tender offers for our shares. These provisions also may have the effect of preventing changes in our management.

Mr. Dian Min Ma, our chief executive officer, and Mr. Xing Fu Lu, our president, collectively control a majority of our common stock and their interests may not align with the interests of our other stockholders.

Mr. Dian Min Ma, our chief executive officer, and Mr. Xing Fu Lu, our president, collectively beneficially own approximately 86.5% of our issued and outstanding common stock as of the date of this Annual Report on Form 10-K. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Messrs. Ma and Lu, we could be prevented from entering into transactions that could be beneficial to us. Messrs. Ma and Lu may cause us to take actions that are opposed by other stockholders as their interests may differ from those of other stockholders.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock after this offering could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue additional shares of common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions).

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES.

TaiAn’s headquarters are located in Wenyang Town, in the Feicheng City in the Shandong Province of China.  In the PRC, all land belongs to the State.  Enterprises and Individuals can pay the State a fee to obtain the rights to use a parcel of land for either commercial or residential purposes for initial periods of either 50 or 70 years.  The Company currently owns the use rights of two parcels of adjoining land, totaling approximately 56.76 acres, on which its manufacturing plant and office building are located.  Specifically, the Company’s land use rights are for: (i) approximately a 20 acre parcel for a 50 year period ending on December 2, 2055; and (ii) a 36 acre parcel ending on June 5, 2054.  The Company’s manufacturing plant encompasses approximately 40,000 square meters of space and includes ten workshops with over 3,000 pieces of manufacturing equipment.  The Company also maintains a 322,920 square foot office building on its property.

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

	(U.S. $)
2009	HIGH	LOW
Quarter Ended March 31	$1.20	$.51
Quarter Ended June 30	$1.01	$.20
Quarter Ended September 30	$1.05	$.33
Quarter Ended December 31	$1.25	$.55

2010	HIGH	LOW
Quarter Ended March 31	$1.26	$0.65
Quarter Ended June 30	$1.15	$0.75
Quarter Ended September 30	$1.02	$0.05
Quarter Ended December 31	$0.90	$0.50

Holders.

As of March 30, 2011 there were 26,000,000 shares of common stock issued and outstanding and approximately 732 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2010 or 2009.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Applicable PRC laws, rules and regulations permit payment of dividends by the consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards, which differ in many aspects from generally accepted accounting principles in other jurisdictions including IFRS. Based on PRC accounting standards, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. As a result, the consolidated PRC entities are restricted in their ability to transfer a portion of their net income to the registrant whether in the form of dividends, loans or advances. Any limitation on the ability of our subsidiaries to pay dividends could materially adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Under the new PRC Enterprise Income Tax Law and implementation regulations issued by the State Council, PRC income tax at the rate of 10%, unless relevant treaties provide for a lower rate, is applicable to dividends paid by enterprises incorporated in the PRC to “non-resident enterprises” (enterprises that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) subject to the application of any relevant income tax treaty that the PRC has entered into. If the registrant or our non-PRC incorporated subsidiaries are considered “nonresident enterprises,” any dividend that registrant or any such subsidiary receives from the PRC subsidiaries may be subject to PRC taxation at the 10% rate (or lower treaty rate).

ITEM 6.           SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects “and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Company Overview

The Registrant was originally incorporated in Delaware on November 15, 1955, under the name “Inland Mineral Resources Corp.” and was formed for the purpose of engaging in all lawful businesses.  On March 12, 2007, the Registrant changed its name to China RuiTai International Holdings Co., Ltd.  On November 8, 2007, the Registrant acquired Pacific Capital Group Co., Ltd., and its majority-owned subsidiary, TaiAn RuiTai Cellulose Co., Ltd., pursuant to the terms of the Exchange Agreement discussed above.  This transaction was accounted for as a “reverse merger” with Pacific Capital Group deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Pacific Capital Group and its subsidiary and are recorded at the historical cost basis of Pacific Capital Group.  For the period subsequent to the completion of the Share Exchange, the Registrant’s consolidated financial statements include the assets and liabilities of both the Registrant and Pacific Capital Group, the historical operations of Pacific Capital Group and the operations of the Registrant and its subsidiaries from the closing date of the Share Exchange.

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

Consolidated Results of Operations for China RuiTai International Holdings Co., Ltd. and Subsidiaries for the Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009.

Revenue and Cost of Sales

Revenue.  During the fiscal year ended December 31, 2010, the Company had revenues of $43,183,319 compared to revenues of $35,736,104 during the fiscal year ended December 31, 2009, an increase of $7,447,215 or approximately 20.84%. The increase in revenue experienced by the Company was primarily attributable to the following four factors: i) we expanded our capacity by adding additional designed capacity of 500 tons of Ethyl Cellulose (EC) production into our production line, contributing to the increased sales revenue from the high priced pharmaceutical, food and cosmetics industries; ii) compared with our sales price per ton in 2009, we increased our average selling price by $250 per ton in 2010; iii) the demand of China RuiTai’s products remain high and we sold an additional 1,104 tons of cellulose ether and further expanded our market share in 2010 compared to 2009; iv) we were continuously shifting our product portfolio to more sales in high margin industries such as the pharmaceutical industry.  Pharmaceutical sales revenue represented 46.12% of our total sales revenue in 2010 compared to 33.99% in 2009.

Cost of Sales.  During the fiscal year ended December 31, 2010, the Company’s cost of sales was $30,382,960 compared to costs of sales of $23,865,156 for the fiscal year ended December 31, 2009, an increase of $6,517,804, or approximately 27.31%. This increase in cost of sales experienced by the Company was primarily attributable to the following four factors: i) an overall 20.8% increase in sales revenue; ii) an increase in the price of ginned cotton from $1,084 after tax price per ton in 2009 to $2,234 after tax price per ton in 2010, leading to a major cost increase; iii) the price increase of ginned cotton is mitigated by an improved raw material conversion rate as a result of an improved production process; and iv) using alternative raw material wood pulp in 2010 production with an average after tax price of $899 per ton, which lowered the cost of sales and improved the transparency of cellulose ether.

Operating Expenses

The operating expenses for the Company are divided into Selling Expenses and General and Administrative Expenses, both of which are discussed below:

Selling and Marketing Expenses.  Selling and marketing expenses, which consist of sales commissions, freight charges, advertising and promotion expenses, totaled $1,780,940 for the fiscal year ended December 31, 2010 compared to $1,547,688 for the fiscal year ended December 31, 2009, an increase of $233,252, or approximately 15.07%. This increase was primarily attributable to increases in freight-out charges as a result of an increase in sales. The Company’s freight-out expense increased from $775,406 in 2009 to $1,004,074 in 2010, an increase of $228,668, or approximately 29.49%.

General and Administrative Expenses.  General and administrative expenses totaled $1,380,869 for the fiscal year ended December 31, 2010 compared to $2,611,721 for the fiscal year ended December 31, 2009, a decrease of $1,230,852, or approximately 47.13%. This decrease in general and administrative expenses is primarily attributable to the following: i) we collected $1,619,138 in advances from suppliers and customer balances for accounts receivable in fiscal year 2010 which were previously written off as bad debt during the prior year. This was also the result of management increasing its control of accounts receivables and advances to suppliers; ii) we decreased our research and development input cost by $281,940 in 2010 and focused on expanding the market share of our existing products; iii) we centralized our sales on the pharmaceutical industry to our headquarters in Shandong and integrated our sales offices into 9 major areas, largely reducing our office and traveling expenses.

Income from Operations

For the fiscal year ended December 31, 2010, the Company had income from operations of $9,638,550 compared to income from operations of $7,711,539 for the fiscal year ended December 31, 2009, an increase of $1,927,011, or approximately 24.99%. The increase in income from operations was primarily attributable to an increase in sales and a decrease in general and administrative expenses.

Commercial Leasing Income and Cost

Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to permit Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”). As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $1,334,515 for the fiscal year ended December 31, 2010.

Interest Income

For the fiscal year ended December 31, 2010, our interest income was $985,386 compared to interest income of $2,370,482 for the fiscal year ended December 31, 2009, a decrease of $1,385,096, or approximately 58.43%. This decrease resulted primarily from the full repayment of the loan from our related party, Shandong Ruitai, on December 31, 2009, which reduced interest income from related parties.

Interest Expense

For the fiscal year ended December 31, 2010, the Company incurred interest expense of $2,347,235 compared to interest expense of $2,473,370 for the fiscal year ended December 31, 2009, a decrease of $126,135, or approximately 5.10%. The decrease in interest expense is due to a decrease in weighted average notes receivable and an increase in weighted average short-term borrowings.

Net Income attributable to China RuiTai

The Company had net income attributable to China RuiTai of $6,864,157 for the fiscal year ended December 31, 2010 compared to net income of $5,619,102 for the fiscal year ended December 31, 2009, an increase of $1,245,055, or approximately 22.16%.  The increase in net income is attributable to both the Company’s strategy of increasing sales on high margin pharmaceutical products and successful efforts to use the alternative raw material of wood pulp to control costs, as well as other operating expenses, during a year in which the price of raw materials increased.

Inventories

As of December 31, 2010, the Company had inventories of $9,468,211 compared to inventories of $8,132,681 as of December 31, 2009, an increase of $1,335,530, or approximately 16.42%. The increase in inventories from 2009 to 2010 was primarily attributable to the fact that the price of ginned cotton increased throughout 2010.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities, will be sufficient to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months. The Company is exposed to certain risks for negative working capital as indicated on the balance sheet, which increases the concern for management’s ability to fulfill the Company’s working capital requirements as well as the ability to continue as a going concern.  The risk is mainly the result of a high level of short-term bank borrowings pursuant to which China RuiTai has a proven record of excellent credit history with the local bank for the past ten years. As a result, management’s view of our going concern risk is low.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from our subsidiaries, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our off-shore subsidiaries, including Pacific Capital Group Co., Ltd., do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of this company.  There is no significant difference between accumulated profit calculated pursuant to PRC accounting standards and those reflected in the financial statements prepared in accordance with U.S. GAAP. As of December 31, 2010 and 2009, restricted retained earnings were $1,369,652 and $1,369,652, respectively, and restricted net assets were $1,369,652 and $1,369,652, respectively. The unrestricted retained earnings as of December 31, 2010 and 2009 were $23,043,387 and $16,179,230, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

Total Current Assets & Total Assets

As of December 31, 2010, our audited balance sheet reflects that we have: i) total current assets of $54,837,199 compared to total current assets of $64,390,196 at December 31, 2009, a decrease of $9,552,997, or approximately 14.84%; and ii) total assets of $110,977,589 at December 31, 2010 compared to total assets of $120,183,732 at December 31, 2009, a decrease of $9,206,143, or approximately 7.66%. The decrease in the Company’s total current assets and total assets is due primarily to changes in the Company’s cash and cash equivalents, restricted cash, notes receivable and other receivables.

Cash and Cash Equivalents.  As of December 31, 2010, our audited balance sheet reflects that we have cash and cash equivalents of $25,286,619 compared to $10,174,528 at December 31, 2009, an increase of $15,112,091, or approximately 148.53%. The increase in the Company’s cash and cash equivalents from 2009 to 2010 was primarily attributable to the increase of the Company’s short-term borrowings. During the fiscal year ended December 31, 2010, the Company experienced an increase in short-term borrowings which the Company used to fund its business operations, working capital requirements and support future capacity expansion.  The Company’s short-term borrowings increased by $15,144,112, or approximately 55.69%, during the fiscal year ended 2010. As a result, the Company experienced an increase in its cash and cash equivalents.

Restricted Cash.  As of December 31, 2010, our audited balance sheet reflects that we have restricted cash of $10,254,394 compared to restricted cash of $33,054,466 at December 31, 2009, a decrease of $22,800,072, or approximately 68.98%. The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes with the banks until the notes are settled. The decrease in the Company’s restricted cash from 2009 to 2010 was primarily attributable to the decrease of notes payable of $31,871,107, or approximately 63.72%. Notes payable is a payment method for our suppliers and the restricted cash is required by the banks to secure the notes payable. This amount is fairly consistent with the amount of notes payable.  Accordingly, if our notes payable decreases, the restricted cash will also decease relative to the decrease in notes payable.

Notes Receivable. As of December 31, 2010, our audited balance sheet reflects that we have notes receivable of $2,736,496 compared to notes receivable of $7,153,450 at December 31, 2009, a decrease of $4,416,954, or approximately 61.75%.  The decrease in the Company’s notes receivable from 2009 to 2010 was primarily attributable to the fact that the Company preferred cash payment or accounts receivable compared to notes receivable for products sold in the fiscal year of 2010.

Other Receivables. As of December 31, 2010, our audited balance sheet reflects that we have other receivables of $1,023,337 compared to other receivables of $126,657 at December 31, 2009, an increase of $896,680, or approximately 707.96%. The increase from 2009 to 2010 was primarily attributable to the increase in input VAT debited as deferred and prepaid expenses, as well as an increase in our advance payments to our sales force to approach new pharmaceutical customers to further expand our market share.

Total Current Liabilities

As of December 31, 2010, our audited balance sheet reflects that we have total current liabilities of $81,072,866 compared to total current liabilities of $96,152,147 at December 31, 2009, a decrease of $15,079,281, or approximately 15.68%. The decrease in the Company’s total current liabilities from 2009 to 2010 was primarily attributable to: i) increases in short-term borrowings; ii) decreases in notes payable; and iii) increases in accounts payable.

Short-Term Borrowings.  As of December 31, 2010, our audited balance sheet reflects that we have short-term borrowings of $42,339,454 compared to short-term borrowings of $27,195,342 as of December 31, 2009, an increase of $15,144,112, or approximately 55.69%. The increase in our short-term borrowings was primarily attributable to the fact that the Company needs to have sufficient funds to maintain liquidity when the prices of raw materials are high and less predictable.  In addition, the Company maintained enough cash for future capacity expansion.

Notes Payable.  As of December 31, 2010, our audited balance sheet reflects that we have notes payable of $18,149,369 compared to notes payable of $50,020,476 as of December 31, 2009, a decrease of $31,871,107, or approximately 63.72%. The decrease in our notes payable was primarily attributable to an increase in the acceptance rate throughout 2010.  Accordingly, we gradually retired the notes payable paid to our suppliers.

Accounts Payable.  As of December 31, 2010, our audited balance sheet reflects that we have accounts payable of $7,691,017 compared to accounts payable of $6,175,266 as of December 31, 2009, an increase of $1,515,751, or approximately 24.55%. The increase in our accounts payable was primarily attributable to an extended average collection period provided by our suppliers as a result of our good credit.

Operating Activities

Net cash of $4,038,641 was provided by operating activities during the fiscal year ended December 31, 2010 compared to net cash provided by operating activities of $16,938,628 during the fiscal year ended December 31, 2009, representing a decrease of $12,899,987, or approximately 76.16%. The decrease in net cash provided by our operating activities was primarily attributable to the following: (i) a $23,337,636 decrease in restricted cash for the fiscal year ended December 31, 2010 and a $13,877,102 increase in restricted cash for the fiscal year ended December 31, 2009, which is a difference of $37,224,738. The decrease in restricted cash is in proportion to the decrease in notes payable and reflects the Company’s intention to reduce restricted cash and improve our balance sheet; (ii) a $32,749,401 decrease in notes payable for the fiscal year ended December 31, 2010 and a $20,757,563 increase in notes payable for the fiscal year ended December 31, 2009, which is a difference of $53,506,964. This reflects a decrease of notes payable on the balance sheet as a result of our efforts to improve our debt to equity ratio; (iii) a $4,546,011 decrease in notes receivable for the fiscal year ended December 31, 2010 and a 1,110,428 decrease in notes receivable for the fiscal year ended December 31, 2009, which is a difference of $3,435,583. This reflects an increase in our bargaining power with our clients which allows us to select the payment method which will benefit the Company; (iv) a $1,032,220 increase in inventories for the fiscal year ended December 31, 2010 and a $44,943 decrease in inventories for the fiscal year ended December 31, 2009, which is a difference of $1,077,163. The increase of inventories is a result of an increase in the price of raw materials; and (v) $2,311,067 in depreciation for the fiscal year ended December 31, 2010 and $1,301,926 in depreciation for the fiscal year ended December 31, 2009, which is a difference of $1,009,141. The increase in depreciation is due to a $861,104 increase in real estate amortization for the Taishan Building located in Beijing and increased depreciation for our newly launched 500 tons EC production line.

Investing Activities

During the fiscal year ended December 31, 2010, the net cash used in investing activities was $1,801,126 compared to net cash used in investing activities of $16,980,193 for the fiscal year ended December 31, 2009, a decrease of $15,179,067, or approximately 89.39%. The decrease in net cash used in investing activities was primarily attributable to the decrease in the amounts loaned to the related party.

Financing Activities

During the fiscal year ended December 31, 2010, the net cash provided by financing activities was $12,164,558 compared to net cash used by financing activities of $4,881,138 for the fiscal year ended December 31, 2009, an increase of $7,283,420, or approximately 149.22%. The change in net cash provided by financing activities was primarily attributable to the increase in net proceeds from bank loans

Off Balance Sheet Arrangements

As of December 31, 2010, the Company has unconditionally guaranteed certain loans and notes for third-party enterprises in the aggregate amount of approximately $36,456,715.  These third-party enterprises, in turn, have guaranteed loans for the Company in the aggregate amount of approximately $29,946,460 as of December 31, 2010. The unconditional guarantees made by the Company require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management’s report in this Annual Report on Form 10-K.

There was no change in the Company’s internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.
PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Dian Min Ma	44	Director since August 2007; CEO, Secretary since November 2007
Xing Fu Lu	55	Director since August 2007; President since November 2007
Gang Ma	38	Chief Financial Officer since November 8, 2007
Jin Tian	36	Director since November 2007

Biographical Information

Dian Min Ma.  Dian Min Ma has been a director of the Registrant since August 2007 and has been the CEO of the Registrant since November 8, 2007.  His primary responsibilities are focused on the general management of the Company.  In addition to his work with China RuiTai International Holdings Co., Ltd., Mr. Ma serves as the Finance Manager for TaiAn; he has served in this position since August 2004.  Mr. Ma is a Professional Accountant with close to 20 years of experience.  He has formerly served as Finance Manager for FeiCheng JinTai Company, FeiCheng Oil Chemical Plant, and FeiCheng RuiTai Fine Chemical Company, Ltd.  We believe that Mr. Ma provides the board of directors with unique insight relating to our corporate direction, strategies and business development.

Xing Fu Lu.  Xing Fu Lu has been a director of the Registrant since August 2007 and has been the President of the Registrant since November 8, 2007.  In addition to his work with China RuiTai International Holdings Co., Ltd., Mr. Lu is the Chief Executive Officer of TaiAn.  Mr. Lu is a Professional Engineer with over 25 years of experience. Prior to accepting his position as CEO with TaiAn, he was General Manager in FeiCheng Oil Chemical Plant, and FeiCheng RuiTai Fine Chemical Company, Ltd. Mr. Lu offers the Company and the board with significant financial, strategic and management expertise as Mr. Lu is a professional engineer who has a deep knowledge in the cellulose ether industry.

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

Jin Tian.  Jin Tian has been a director of the Registrant since November 8, 2007.  In addition to his work with China RuiTai International Holdings Co., Ltd., Jin Tian works as an accountant for TaiAn, a position he has held since approximately October 2002.  We believe that Mr. Tian possesses detailed and in-depth knowledge of the Company’s finances and the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the board’s time and attention are focused on the most critical matters relating to the business of the company.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past ten (10) years in any of the following:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied except (i) Dian Min Ma filed one late Form 4 with respect to two transactions and (ii) Xing Fu Lu filed one late Form 4 with respect to two transactions.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.        EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers for their work related to the Registrant and the Registrant’s subsidiary, TaiAn. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table

							Non-Equity	Non-qualified
							Incentive	Deferred
					Stock	Option	Plan	Compensation	All other
Name and		Salary		Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)		($)	($)	($)	(#)	($)	($)	($)

Dian Min Ma,	2010	$10,025	(1)	—	—	—	—	—	—	$10,025
CEO	2009	$8,662	(1)	—	—	—	—	—	—	$8,662
	2008	$8,297	(1)	—	—	—	—	—	—	$8,297

(1)	This figure includes compensation paid to Dian Min Ma for services rendered to the Registrant’s majority owned subsidiary, TaiAn.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2010.

Employment Agreements

The Company has entered into employment agreements with its executive officers.  The following is a summary of the material provisions of the employment agreements for each of the executive officers listed below and is qualified in its entirety by reference to the complete text of such employment agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Employment Agreement for Dian Min Ma:

The Company has entered into an employment agreement with Dian Min Ma to serve as the Company’s chief executive officer for a three-year term beginning on December 31, 2010 and ending on December 31, 2013, at an annual salary of RMB 80,000 ($12,100).  During the term of the agreement, Mr. Ma shall devote substantially all of his business time and efforts to the Company and its subsidiaries and affiliates.

The agreement may be terminated upon mutual agreement between the Company and Mr. Ma in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement for cause, which includes (A) engaging in conduct that constitutes activity in competition with the Company; (B) the conviction of the employee for the commission of a felony; and/or (C) the habitual abuse of alcohol or controlled substances.  The Company may not terminate the employee’s employment for cause unless employee shall have first received notice from the board stating the specific acts or omissions alleged to constitute cause, and such acts or omissions continue after employee shall have had a reasonable opportunity to cure such acts or omissions.

Mr. Ma may terminate the agreement during the term upon 30 days prior written notice to the Company.  In addition, Mr. Ma may terminate the agreement in certain circumstances, including if (A) the Company acts to materially reduce employee’s duties and responsibilities; (B) a ten percent (10%) reduction in the employee’s rate of base compensation or employee’s other benefits; (C) a failure by the Company to obtain the assumption of the agreement by any successor; and (D) a material breach of the agreement by the Company which is not cured within thirty (30) days of written notice of such breach.

Pursuant to the agreement, Mr. Ma agreed to maintain the confidentiality of all confidential information and not disclose any of such confidential information without the Company’s prior written consent.  Mr. Ma also agreed that during the course of his employment and for a period of one year immediately following the termination of his relationship with the Company for any reason, Mr. Ma will not compete with the Company.

Employment Agreement for Xing Fu Lu:

The Company has entered into an employment agreement with Xing Fu Lu to serve as the Company’s president for a three-year term beginning on December 31, 2010 and ending on December 31, 2013, at an annual salary of RMB 90,000 ($13,600).  During the term of the agreement, Mr. Lu shall devote substantially all of his business time and efforts to the Company and its subsidiaries and affiliates.

The agreement may be terminated upon mutual agreement between the Company and Mr. Lu in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement for cause, which includes (A) engaging in conduct that constitutes activity in competition with the Company; (B) the conviction of the employee for the commission of a felony; and/or (C) the habitual abuse of alcohol or controlled substances.  The Company may not terminate the employee’s employment for cause unless employee shall have first received notice from the board stating the specific acts or omissions alleged to constitute cause, and such acts or omissions continue after employee shall have had a reasonable opportunity to cure such acts or omissions.

Mr. Lu may terminate the agreement during the term upon 30 days prior written notice to the Company.  In addition, Mr. Lu may terminate the agreement in certain circumstances, including if (A) the Company acts to materially reduce employee’s duties and responsibilities; (B) a ten percent (10%) reduction in the employee’s rate of base compensation or employee’s other benefits; (C) a failure by the Company to obtain the assumption of the agreement by any successor; and (D) a material breach of the agreement by the Company which is not cured within thirty (30) days of written notice of such breach.

Pursuant to the agreement, Mr. Lu agreed to maintain the confidentiality of all confidential information and not disclose any of such confidential information without the Company’s prior written consent.  Mr. Lu also agreed that during the course of his employment and for a period of one year immediately following the termination of his relationship with the Company for any reason, Mr. Lu will not compete with the Company.

Employment Agreement for Gang Ma:

The Company has entered into an employment agreement with Gang Ma to serve as the Company’s chief financial officer for a three-year term beginning on December 31, 2010 and ending on December 31, 2013, at an annual salary of RMB 40,000 ($6,050).  During the term of the agreement, Mr. Ma shall devote substantially all of his business time and efforts to the Company and its subsidiaries and affiliates.

The agreement may be terminated upon mutual agreement between the Company and Mr. Ma in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement for cause, which includes (A) engaging in conduct that constitutes activity in competition with the Company; (B) the conviction of the employee for the commission of a felony; and/or (C) the habitual abuse of alcohol or controlled substances.  The Company may not terminate the employee’s employment for cause unless employee shall have first received notice from the board stating the specific acts or omissions alleged to constitute cause, and such acts or omissions continue after employee shall have had a reasonable opportunity to cure such acts or omissions.

Mr. Ma may terminate the agreement during the term upon 30 days prior written notice to the Company.  In addition, Mr. Ma may terminate the agreement in certain circumstances, including if (A) the Company acts to materially reduce employee’s duties and responsibilities; (B) a ten percent (10%) reduction in the employee’s rate of base compensation or employee’s other benefits; (C) a failure by the Company to obtain the assumption of the agreement by any successor; and (D) a material breach of the agreement by the Company which is not cured within thirty (30) days of written notice of such breach.

Pursuant to the agreement, Mr. Ma agreed to maintain the confidentiality of all confidential information and not disclose any of such confidential information without the Company’s prior written consent.  Mr. Ma also agreed that during the course of his employment and for a period of one year immediately following the termination of his relationship with the Company for any reason, Mr. Ma will not compete with the Company.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2011, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Dian Min Ma (1)
	Director, Chief Executive Officer, Secretary	11,666,372	44.87%
	Wenyang Town
	Feicheng City
	ShanDong, China 270016

Common	Xing Fu Lu (1)	10,826,220	41.64%
	President, Director
	Wenyang Town
	Feicheng City
	ShanDong, China 270016

Common	Gang Ma (1)	0	0.00%
	Chief Financial Officer
	Wenyang Town
	Feicheng City
	ShanDong, China 270016

Common	Jin Tian (1)	0	0.00%
	Director
	Wenyang Town
	Feicheng City
	ShanDong, China 270016

Common	All Directors and executive officers (4 persons)	22,492,592	86.51%

(1)	This person is an officer and/or director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following are transactions with related parties:

Due From/To Related Party

Prior to the closing of the Share Exchange, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”), owned a 75% equity ownership interest in TaiAn.  Mr. Xing Fu Lu, our President, and Mr. Dian Min Ma, our CEO, collectively own 100% of capital stock of Shandong Ruitai.  On March 20, 2007, Shandong Ruitai sold 74% of its equity interest in TaiAn to Pacific Capital Group Co., Ltd.  From January 2000 through February 2007, prior to the closing of the Share Exchange, TaiAn would periodically make loans to Shandong Ruitai.

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

As disclosed in Current Report on Form 8-K filed with the SEC on April 15, 2010, on December 31, 2009, when the balance of the loans extended to Shandong Ruitai reached $31,745,649 Shandong Ruitai and TaiAn entered into a Set-Off Agreement to settle the outstanding balance due and owing to TaiAn.   On December 31, 2009, TaiAn executed a Set-Off Agreement with Shandong Ruitai. for the purpose of satisfying outstanding debts owed by Shandong Ruitai to TaiAn.  Pursuant to the terms of the Set-Off Agreement, TaiAn agreed to allow Shandong Ruitai satisfy a  total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Property”).  In conjunction with the Set-Off Agreement, the parties engaged the firm of CB Richard Ellis Consultant Services (Beijing), Ltd. (“CB Richard Ellis”) to perform an independent appraisal of the Property.  CB Richard Ellis appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.  Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years.  The outstanding principal due and owing to Shandong Ruitai pursuant to the Set-Off Agreement will accrue interest at a monthly interest rate of 0.6%. The Company’s management believes that the interest rate approximates the fair market interest rate as compared to the Company’s bank loans.

The following is a summary of due to Shandong Ruitai:
	December 31,	December 31,
	2010	2009

Due to Shandong Ruitai-current portion	$2,526,474	$2,979,171
Due to Shandong Ruitai-long-term portion	–	1,986,114
Total due to Shandong Ruitai	$2,526,474	$4,965,285

Imputed interest income recognized from due from Shandong Ruitai amounted to $nil and $1,729,708 for the year ended December 31, 2010 and 2009, respectively.

Land Use Right Transaction

On October 25, 2006, the Company purchased the use right of a piece of land, approximately 36 acres, located in Wenyang County, Shandong Province, from its majority shareholder, Shandong Ruitai, for $3,352,840, a copy of the Land Transfer Agreement was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on November 9, 2007, and is hereby incorporated by reference. The local government approved the transaction and certified that the purchase price is at the fair market value. The consideration has been paid to the seller, and the title transferal is under going. The Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities and Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)           The aggregate fees billed by Keith K. Zhen, CPA for audit of the Company’s annual financial statements were $98,000.00 for the fiscal year ended December 31, 2009.

(2)           The aggregate fees billed by Bernstein & Pinchuk LLP for audit of the Company’s annual financial statements were $90,000 for the fiscal year ended December 31, 2010.

Audit Related Fees

(3)           Keith K. Zhen, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

(4)           Bernstein & Pinchuk LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2010.

Tax Fees

(5)           The aggregate fees billed by Keith K. Zhen, CPA for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2010 and 2009.

(6)           The aggregate fees billed by Bernstein & Pinchuk LLP for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2010.

All Other Fees

(7)           Keith K. Zhen, CPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

(8)           Bernstein & Pinchuk LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended 2010.

Audit Committee’s Pre-approval Policies and Procedures

(9)           China RuiTai International Holdings Co., Ltd. does not have an audit committee. The current board of directors functions as the audit committee.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)           Exhibits.

3.1(i)	Articles of Incorporation, dated November 11, 1955 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007).

3.1.1(i)	Articles of Amendment to Articles of Incorporation, dated December 8, 1955 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007).

3.1(ii)	Bylaws of China RuiTai International Holdings Co., Ltd. (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007).

10.1	Employment Agreement dated December 31, 2010 between China Ruitai International Holdings Co., Ltd. and Dian Min Ma.*

10.2	Employment Agreement dated December 31, 2010 between China Ruitai International Holdings Co., Ltd. and Gang Ma.*

10.3	Employment Agreement dated December 31, 2010 between China Ruitai International Holdings Co., Ltd. and Xing Fu Lu.*

10.4
Loan Contact dated December 31, 2007, by and between Shandong Ruitai Chemicals Co., Ltd. and TaiAn RuiTai Cellulose Co., Ltd.( incorporated by reference from Exhibit  Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008).

10.5
Set-Off Agreement dated December 31, 2009 by and between TaiAn Ruitai Cellulose Co., Ltd. and Shandong Ruitai Chemical Co., Ltd. (incorporated by reference from Exhibit to Form 8-K filed with the Securities and Exchange Commission on April 15, 2010).

10.6
House Lease Agreement dated January 1, 2010 by and between TaiAn Ruitai Cellulose Co., Ltd. and Beijing Shengmei Hotel Management Co., Ltd. (incorporated by reference from Exhibit to Form 8-K filed with the Securities and Exchange Commission on April 15, 2010).

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

* Filed Herewith

CHINA RUITAI INTERNATIONAL HOLDING CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Ruitai International Holding Co., Ltd.

We have audited the accompanying consolidated balance sheet of China Ruitai International Holding Co., Ltd. and its subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has negative working capital, which raises substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bernstein & Pinchuk LLP

New York, NY
March 31, 2011

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

/s/ Keith K. Zhen, CPA

Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2010

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,286,619	$10,174,528
Restricted cash	10,254,394	33,054,466
Accounts receivable, net	4,896,665	4,098,729
Notes receivable	2,736,496	7,153,450
Advance to suppliers, net	1,171,477	1,649,685
Inventories	9,468,211	8,132,681
Other receivables, net	1,023,337	126,657
Total current assets	54,837,199	64,390,196
Property and equipment, net	14,014,923	13,204,825
Commercial leasing assets, net	37,079,584	36,710,934
Land use rights, net	5,045,883	4,988,817
Long-term investment	-	888,960
TOTAL ASSETS	$110,977,589	$120,183,732

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans	$42,339,454	$27,195,342
Accounts payable	7,691,017	6,175,266
Notes payable	18,149,369	50,020,476
Advance from customers	687,408	127,419
Due to related party- current portion	2,526,474	2,979,171
Income tax payable	4,336,457	5,277,239
Other payables	3,872,549	2,900,942
Loan from employees	1,470,138	1,476,292
Total current liabilities	81,072,866	96,152,147

Due to related party- long-term portion	-	1,986,114
Total Liabilities	81,072,866	98,138,261

Commitments and contingencies	-	-

Equity:
Shareholders’ Equity
Common stock ($.001 par value; 50,000,000 shares authorized, 26,000,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserves	1,369,652	1,369,652
Retained earnings	23,043,387	16,179,230
Accumulated other comprehensive income	2,264,049	1,347,371
Total China Ruitai shareholders’ equity	29,611,259	21,830,424
Non-controlling interests	293,464	215,047
Total Equity	29,904,723	22,045,471
TOTAL LIABILITIES AND EQUITY	$110,977,589	$120,183,732

See notes to the consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009

Sales	$43,183,319	$35,736,104
Cost of sales (see note below)	30,382,960	23,865,156
Gross margin	12,800,359	11,870,948

Operating expenses:
General and administrative expenses	1,380,869	2,611,721
Selling expenses	1,780,940	1,547,688
Total operating expense	3,161,809	4,159,409

Income from operations	9,638,550	7,711,539

Other income/(expense)
Interest income	985,386	2,370,482
Interest expense	(2,347,235)	(2,473,370)
Commercial leasing income	1,334,515	-
Cost of commercial leasing	(861,104)	-
Other income/(expense)	255,775	(40,835)
Other expense, net	(632,663)	(143,723)

Income before income tax expense	9,005,887	7,567,816

Income tax expense	2,072,593	1,891,955

Net income before allocation to non-controlling interests	6,933,294	5,675,861

Less: Net income attributable to non-controlling interests	69,137	56,759
Net income attributable to China Ruitai	6,864,157	5,619,102

Other comprehensive income
Net Income before allocation to non-controlling interest	6,933,294	5,675,861
Foreign Currency Translation Adjustment	925,958	43,448

Comprehensive income	$7,859,252	$5,719,309
Less: Comprehensive income attributable to non-controlling interests	78,417	57,193
Comprehensive income attributable to China Ruitai	$7,780,835	$5,662,116

Earnings per share – Basic and diluted	$0.26	$0.22
Weighted average number of common shares outstanding - Basic and diluted	26,000,000	26,000,000

(Note: The cost of sales includes hot steam purchased from a related party, but the precise amount could not reasonably be determined, see Note 11)

See notes to the consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Ruitai Shareholders’ Equity
	Common Stock		Additional Paid-in	Statutory	Retained	Accumulated other comprehensive	Non-controlling	Total
	Shares	Amount	capital	reserve	earnings	income	interest	Equity

Balance as of December 31, 2008	26,000,000	$26,000	$2,742,193	$1,369,652	$10,560,128	$1,304,357	$157,854	$16,160,184
Net income	-	-	-	-	5,619,102	-	56,759	5,675,861
Warrants issued for contractual services	-	-	165,978	-	-	-	-	165,978
Foreign currency translation adjustment	-	-	-	-	-	43,014	434	43,448

Balance as of December 31, 2009	26,000,000	26,000	2,908,171	1,369,652	16,179,230	1,347,371	215,047	22,045,471

Net income	-	-	-	-	6,864,157	-	69,137	6,933,294
Foreign currency translation adjustment	-	-	-	-	-	916,678	9,280	925,958

Balance as of December 31, 2010	26,000,000	$26,000	$2,908,171	$1,369,652	$23,043,387	$2,264,049	$293,464	$29,904,723

See notes to the consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income before allocation to non-controlling interests	$6,933,294	$5,675,861
Adjustments to reconcile net income before non-controlling interests to net cash provided by operation activities
Depreciation	2,311,067	1,301,926
Amortization of land use rights	110,223	107,112
Bad debt provision	(488,831)	34,261
Stock based compensation	-	165,978
Changes in operating assets and liabilities:
Restricted cash	23,337,636	(13,887,102)
Accounts receivable	(494,961)	(829,120)
Notes receivable	4,546,011	1,110,428
Advance to suppliers	754,734	686,574
Inventories	(1,032,220)	44,943
Other receivables	(762,035)	371,635
Accounts payable	1,273,087	383,304
Notes payable	(32,749,401)	20,757,563
Advance from customers	541,960	(292,229)
Income tax payable	(1,093,085)	1,369,430
Other payables	851,162	(61,936)
Net cash provided by operating activities	4,038,641	16,938,628

Cash flows from investing activities:
Purchase of property and equipment	(1,801,126)	(1,536,365)
Loans to a related party	-	(15,443,828)

Net cash used in investing activities	(1,801,126)	(16,980,193)

Cash flows from financing activities:
Net proceeds from bank loans	13,866,863	5,116,300
Repayment in amount due to related party	(1,647,222)	-
Loan from employees	(55,083)	(235,162)

Net cash provided by financing activities	12,164,558	4,881,138

Effect of exchange rate fluctuation on cash and cash equivalent	710,018	15,499
Net increase in cash and cash equivalent	14,402,073	4,839,573

Cash and cash equivalent- beginning of year	10,714,528	5,319,456

Cash and cash equivalent-end of year	$25,286,619	$10,174,528

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,347,235	$2,473,370
Cash paid for income tax	$3,165,678	$515,890
Supplemental disclosure of noncash investing and financing activities
Repayment in amount due to related party by transferring out long-term investment at cost (see Note 9)	$888,960	$-
Collection in amount due from related party by receiving the ownership in real estate property at fair value (see Note 8)	$-	$36,710,934

See notes to the consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

China Ruitai International Holdings Co., Ltd. (“China Ruitai” or the “Company”) was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. The Company subsequently changed its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation, and in 2006 changed its name to Shandong Ruitai Chemical Co., Ltd. On March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd. Since February 26, 2007, the fiscal year end starts on December 31.

On August 29, 2007, the Company entered into a Share Exchange Agreement with Pacific Capital Group Co., Ltd., (“Pacific Capital Group”), a corporation incorporated under the laws of the Republic of Vanuatu, and the Shareholders of Pacific Capital Group (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Pacific Capital Group to the Company in exchange for the issuance of an aggregate of 22,645,348 shares of the Company’s common stock, thereby causing Pacific Capital Group to become a wholly-owned subsidiary of the Company and TaiAn RuiTai Cellulose Co., Ltd. (“TaiAn Ruitai”), Pacific Capital Group’s majority-owned operating subsidiary, a Chinese limited liability company, to become a majority owned subsidiary of the Company. The parties closed the share exchange contemplated by the Share Exchange Agreement on November 8, 2007.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In addition, the Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2010 and 2009, the Company had significant negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principle of consolidation

The consolidated financial statements include China Ruitai, Pacific Capital Group and TaiAn RuiTai. All inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“ASC Topic 810-10”). SFAS 160 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this standard on January 1, 2009.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. Management evaluates the estimates on an ongoing basis, including those related to accounts receivable and useful lives of property and equipment, fair values of warrant to purchase our common stock, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Company considers the following factors when determining the collectability of accounts receivable:  a customer’s credit-worthiness, past collection history, and changes in a customer’s payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

Inventory

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued using the weighted-average-cost method. Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead. Provision for diminution in value on inventories is made using specific identification method.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets with residual value of 5%. The percentages or depreciable life applied are:

Buildings	20 years
Machinery and equipment	7 to 10 years
Office equipment and furniture	5 years
Motor vehicles	5 years

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customers or picked up by unaffiliated customers in the Company’s warehouse, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. The corresponding freight-out and handling costs are included in the selling expenses.

The Company does not provide an unconditional right of return, price protection or any other concessions to its customers.  Sales returns and other allowances have been immaterial in our operation.

Commercial leasing income is recognized ratably over the period of the commercial leasing asset rent contract. The commercial leasing asset is Taishan Building, which is located in Beijing and is entirely rented to Beijing Shengmei Hotel Management Company.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $3,452 and $31,868, respectively.

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Foreign currency translation

The financial position and results of operations of the Company’s subsidiary in PRC are measured using the Renminbi (“RMB”) as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the accumulated other comprehensive income in the consolidated statements of changes in equity.

Transactions denominated in currencies other than RMB are remeasured into the functional currency at the exchange rates prevailing on the transaction dates.  Financial assets and liabilities denominated in currencies other than RMB are remeasured at the balance sheet date exchange rates.  Exchange gains and losses are included in the consolidated statements of income and comprehensive income.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

Earnings per share of common stock

Earnings per share of common stock are computed in accordance with ASC 260 “Earnings per Share.” Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for each period. Diluted earnings per share of common stock are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. For determining the number of additional shares of common stock that are outstanding as a result of our outstanding warrants, we use the treasury stock method.

Recently issued accounting pronouncements

In January 2010, the FASB issued the ASU No. 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial statements of the Company.

3.           ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of December 31, 2010 and 2009 were:

	December 31,
	2010	2009

Accounts receivable	$6,356,204	$5,705,298
Less: Allowance for doubtful accounts	(1,459,539)	(1,606,569)
	$4,896,665	$4,098,729

Allowance for doubtful accounts movement for the year ended December 31, 2010 and 2009 are as follows:

	December 31, 2009	Provision	Reverse	December 31, 2010
Allowance for doubtful accounts	$(1,606,569)	$(417,828)	$564,858	$(1,459,539)

	December 31, 2008	Provision	Reverse	December 31, 2009
Allowance for doubtful accounts	$(1,572,308)	$(45,893)	$11,632	$(1,606,569)

There were accounts receivable of $nil and $249,674 written-off during the years ended December 31, 2010 and 2009, respectively, and $251,962 was recovered during 2010.

4.           NOTES RECEIVABLE

Notes receivables of $2,736,496 and $7,153,450 as of December 31, 2010 and 2009, respectively, represent bank acceptance notes the Company received from customers for sales of products. The notes have maturity durations of 3 to 6 months, and are accepted by banks.

5.           INVENTORIES

Inventories on December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Raw materials	$3,791,070	$2,467,368
Work in progress	977,302	931,629
Finished goods	4,699,839	4,733,684
	$9,468,211	$8,132,681

6.           PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Buildings	$9,109,630	$8,296,979
Machinery and equipment	11,565,294	9,653,846
Office equipment and furniture	85,364	76,589
Motor vehicles	557,167	465,069
	21,317,455	18,492,483
Less: Accumulated depreciation	(7,305,224)	(5,626,814)
	14,012,231	12,865,669
Construction in progress	2,692	339,156
	$14,014,923	$13,204,825

The depreciation expenses were $1,449,963 and $1,301,926 for the years ended December 31, 2010 and 2009, respectively.

7.           LAND USE RIGHTS, NET

Land use rights as of December 31, 2010 and 2009 consist of the following,

	December 31,
	2010	2009

Land use right	$5,594,381	$5,409,952
Less: Accumulated amortization	(548,498)	(421,135)
	$5,045,883	$4,988,817

Amortization expenses were $110,223 and $107, 112 for the years ended December 31, 2010 and 2009, respectively.

8.           COMMERCIAL LEASING ASSETS

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd.(“Shandong Ruitai”) (a related party) and TaiAn Ruitai entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to permit Shandong Ruitai to repay a total of $31,745,649 by transferring 100% of Shandong Ruitai’s ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats Taishan Building as commercial leasing assets and provides depreciation over 43 years.

Commercial lease assets as of December 31, 2010 and 2009 consisted of the following:
	December 31,
	2010	2009

Taishan Building	$37,940,688	$36,710,934
Less: Accumulated depreciation	(861,104)	-
	$37,079,584	$36,710,934

The depreciation expenses were $861,104 and $nil for the years ended December 31, 2010 and 2009, respectively.

9.           LONG TERM INVESTMENT

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. The long-term investment represented approximately 2% of the equity ownership. The investments are transferable in accordance with the laws of the PRC. The investments were carried using the cost method. The Company did not purchase any additional long-term investments during the years ended December 31, 2010 and 2009, respectively. Dividend income on these investments is recorded when received. There were no dividends received for the years ended December 31, 2010 and 2009, respectively.

On March 31, 2010, the Company signed an Investment Transfer Agreement (“the Agreement”) with Shandong Ruitai. Pursuant to the Agreement, the long-term investment in Wenyang Xinyong Bank was transferred to Shandong Ruitai at its carrying value of $888,960. As an exchange, Shandong Ruitai reduced its balance of loan payable to the Company accordingly.

10.           SHORT-TERM BANK LOANS
	December 31,
	2010	2009
Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, matured on May 28, 2010.	$-	877,552

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, matured on January 24, 2010.	-	1,117,416

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, matured on January 24, 2010.	-	1,213,947

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, matured on January 17, 2010.	-	1,462,587

Loan from Bank of Communication Taian Branch with interest rate of 5.841%, guaranteed by Feicheng Acid Chemicals Co. Ltd. matured on June 11, 2010.	-	1,462,587

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on May 25, 2010.	-	1,023,811

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on June 1, 2010.	-	1,316,328

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on April 22, 2010.	-	1,462,587

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on October 13, 2010.	-	1,462,587

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. matured on March 17, 2010.	-	1,316,329

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on March 24, 2010.	-	877,552

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. matured on February, 26, 2010.	-	1,462,587

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.903%, guaranteed by Feicheng Golden Dragon Co., Ltd. matured on May 28, 2010.	-	2,925,174

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. matured on August 20, 2010.	-	2,925,174

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. matured on August 20, 2010.	-	2,925,174

	December 31,
	2010	2009

Loan from Citic Bank Qingdao Branch with interest rate of 5.841%, guaranteed by Mr. Xingfu Lu matured on September 21, 2010.	-	2,925,174

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, maturing on January 19, 2011.	1,155,510	-

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, maturing on January 19, 2011.	1,255,331	-

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, maturing on January 18, 2011.	1,512,447	-

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co., Ltd. & Mr. Xingfu Lu, maturing on May 17, 2011.	907,468	-

Loan from Bank of Communication Taian Branch with interest rate of 5.841%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on June 18, 2011.	1,512,447	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on May 28, 2011.	1,058,713	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on May 1, 2011.	1,361,203	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on April 14, 2011.	1,512,447	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on October 14, 2011.	1,512,447	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on March 9, 2011.	2,268,671	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on September 18, 2011.	1,966,182	-

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 5.31%, guaranteed by Feicheng Golden Dragon Co., Ltd. maturing on May 16, 2011.	3,024,895	-

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.116%, guaranteed by Feicheng Golden Dragon Co., Ltd. maturing on October 19, 2011.	1,512,448	-

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 0%, guaranteed by Feicheng Golden Dragon Co., Ltd. maturing on December 28, 2011.	604,979	-

	December 31,
	2010	2009

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on September 2, 2011.	6,049,790	-

Loan from Citic Bank Qingdao Branch with interest rate of 5.841%, guaranteed by Mr. Xingfu Lu maturing on September 28, 2011.	3,024,896	-

Loan from Weihai Commercial Bank with interest rate of 4.8675%, guaranteed by Shandong RunYin Biological Co., Ltd. maturing on June 8, 2011.	3,024,896	-

Loan from Shenzhen Development Bank Jinan Branch with interest rate of 5.56%, guaranteed by Shandong Ruitai Cellulose Co., Ltd. maturing on November 26, 2011.	4,537,342	-

Loan from Qingdao Bank Jinan Branch with interest rate of 4.8675%, guaranteed by Feicheng Acid Chemicals Co., Ltd. maturing on August 27, 2011.	4,537,342	-

	$42,339,454	$27,195,342

The interest expenses for the bank loans were $1,799,359 and $380,564 for 2010 and 2009, respectively. The weighted average interest rates for bank loans were 5.43% and 5.78% for 2010 and 2009, respectively. The Company paid off all matured short-term bank loans before the date the financial statements have been issued.

11.           RELATED PARTY TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai, which is owned by Mr. Xingfu Lu, the President, and Mr. Dian Min Ma, the CEO of the Company. The Company purchased hot steam aggregating $3,765,975 and $2,417,037 from Shandong Ruitai for the years ended December 31, 2010 and 2009, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined.

Sale of long term investment

The long-term investment of $888,960 as of December 31, 2009 represented equity investments in the Wenyang Xinyong Bank, a local state owned bank in Wenyang County, Shandong Province, PRC. On March 31, 2010, the Company transferred this long-term investment to Shandong Ruitai at its carrying value of $888,960 against the loan payable to Shandong Ruitai (see Note 9).

Due to related party

During 2009, TaiAn periodically made loans to Shandong Ruitai, pursuant to the loan agreement, Shandong Ruitai should pay interest on the outstanding balance at a rate of 8.4% per annum. On December 31, 2009, these two parties entered into a Set-Off Agreement and agreed to permit Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in Taishan Building with fair market value of $36,710,934 (see Note 8). Due to the fact that the appraised value of the Property is more than the outstanding debt owed by Shandong Ruitai, TaiAn Ruitai has agreed to repay the difference which is a total of $4,965,285, to Shandong Ruitai over a period of two years, of which $1,986,114 could be repaid after one year. The interest shall be calculated at a rate of 7.2% per annum. In September 2010, the Company repaid all the outstanding debt in advance.

As of December 31, 2010, $2,526,474 represents the payable to Shandong Ruitai for purchasing hot steam.

The balance of amount due to related party was as follows:
	December 31,
	2010	2009

Due to Shandong Ruitai-current portion	$2,526,474	$2,979,171
Due to Shandong Ruitai-long-term portion	-	1,986,114
Total	$2,526,474	$4,965,285

Imputed interest income recognized from due from Shandong Ruitai amounted to $nil and $1,729,708 for the years ended December 31, 2010 and 2009, respectively.

Land use right transaction

On October 25, 2006, the Company purchased the use right of a piece of land, approximately 36 acres, located in Wenyang County, Shandong Province, from Shandong Ruitai, for the original cost of $3,920,264. The local government approved the transaction and certified that the purchase price is at the fair market value. The consideration has been paid to the seller, and the title transfer is ongoing.  Management believes the transaction is on terms no less favorable to the Company than those reasonably obtainable from third parties. The Company’s headquarters building and a production facility are located on this piece of land.

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

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $10,254,394 and $33,054,466 as of December 31, 2010 and 2009, respectively.

13.           OTHER PAYABLES

Other payables as of December 31, 2010 and December 31, 2009 consisted of the following:
	December 31,
	2010	2009

Other taxes payable	$1,458,147	$1,334,267
Payroll	149,210	-
Employee security deposit	28,638	1,056,998
Loan from third party	540,473	-
Sales commission payable	1,260,692	-
Accrued expenses	317,037	509,677
Others	118,352	-
	$3,872,549	$2,900,942

Other taxes payable include VAT payable, real estate tax payable, individual income tax payable and other tax payables. Loans from third parties were non-interest bearing loans for the purpose of working capital, payable upon Company’s discretion.

14.           LOAN FROM EMPLOYEES

Loan from employee represents loans from employees to finance the Company’s operations due to a lack of working capital. The Company pays 6‰ interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 5‰ interest on these loans monthly.  Cash flows from these activities are classified as cash flows from financing activities.  Loan from employee was $1,470,138 as of December 31, 2010 and $1,476,292 as of December 31, 2009. The Company paid interest of $105,705 and $111,370 for the year ended December 31, 2010 and 2009, respectively.

15.           COMMERCIAL LEASING INCOME AND COST OF COMMERCIAL LEASING

The Company obtained an ownership interest in Taishan Building from Shandong Ruitai in lieu of the loan repayment on December 31, 2009 (see Note 8).  Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The rental income of $1,334,515 was treated as commercial leasing income and depreciation expense of $861,104 was recorded as a cost of commercial leasing for the year ended December 31, 2010.

16.           INCOME TAXES

The tax payables balance of $4,336,457 represents the income tax accrual of TaiAn Ruitai.  TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $2,072,593 and $1,891,955 for the years ended December 31, 2010 and 2009, respectively, which represents PRC current income taxes.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Years Ended December 31,
	2010	2009
	%	%
Reconciling items:
PRC statutory tax rate	25	25
Non-taxable income	(2)	-
Effective tax rate	23	25

The Company has not recorded tax provision for U.S. and Vanuatu tax purposes as they have no assessable profits arising in or derived from United States or Vanuatu and intends to permanently reinvest accumulated earnings in the PRC operations.

The Company has a deferred tax asset on net operating losses of approximately $184,280 as of December 31, 2010 and 2009, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in the United States in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

17.           STATUTORY RESERVES

Under PRC law, TaiAn Ruitai is required to provide for certain statutory reserves, namely a general reserve, an enterprise expansion fund and a staff welfare and bonus fund. The entity is required to allocate at least 10% of its after tax profits on individual company basis as determined under PRC GAAP to the general reserve and have the right to discontinue allocations to the general reserve if such reserve has reached 50% of registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the Board of Directors of the entity. These reserves can only be used for specific purposes and are not transferable to the Company in the form of loans, advances, or cash dividends.

Both of the balances of statutory reserves as of December 31, 2010 and 2009 were $1,369,652, and for the years ended December 31, 2010 and 2009 the Company did not make appropriation in its statutory reserves since such reserve had reached 50% of registered capital.

18.           CONCENTRATIONS AND CREDIT RISKS

At December 31, 2010 and 2009, the Company had a credit risk exposure of cash in banks of $25,286,619 and $10,174,528, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Major Customers

During the years ended December 31, 2010 and 2009, the Company’s one largest customer accounted for 10% and 12%, respectively, of the Company’s net revenue. The outstanding account receivable balances for the Company’s one largest customer was $nil and $811,233 as of December 31, 2010 and 2009, respectively.

Major Suppliers

During the years ended December 31, 2010 and 2009, the Company’s three largest suppliers together accounted for 40% and 23%, respectively, of the Company’s total purchases. The account payable balances for the Company’s three largest suppliers were $1,758,856 and $nil as of December 31, 2010 and 2009, respectively.

19.           WARRANT

During March 2008, the Company engaged a consultant to conduct a program of investor relations activities, for an initial period of twelve months ended February 28, 2009, and continuing on a month-to-month basis thereafter upon mutual consent. The terms of the agreement are for the consultant to receive a cash payment per month plus a warrant to purchase 150,000 shares of the Company’s restricted common stock at a exercise price of $3.05 per share. The warrant has a term of four (4) years and is vested 50% on March 1, 2008 and 50% on September 30, 2008. Management valued the warrant at $1.16 per share using the Black-Scholes pricing model with assumptions summarized below, for a total of $174,000, which is being amortized over the prospective beneficial period.

Grant Date Stock Price	Exercise Price	Warrant Life	Risk Free Interest Rate	Expected Volatility
$2.90	$3.05	4 years	2.00%	51%

Warrant costs charged to operations as consulting fees were $nil and $29,000, for the years ended December 31, 2010 and 2009, respectively.

On May 19, 2008, the Company engaged a consultant as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice by certified mail. As part of compensation to the consultant, the Company issued the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share. The warrant has a term of five (5) years and was issued on May 19, 2008. Management valued the warrant at $1.84 per share using the Black-Scholes pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.

Grant Date Stock Price	Exercise Price	Warrant Life	Risk Free Interest Rate	Expected Volatility
$4.00	$4.00	5 years	2.00%	51%

Warrant costs charged to operations as consultant fees for the years ended December 31, 2010 and 2009 were $nil and $136,978, respectively.

The warrant agreements contained cash settlement and down round protection clauses.  Accordingly, the warrants should be accounted for as liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The Company treated it as equity due to an immaterial difference.

20.           EARNINGS PER SHARE

	Years ended December 31,
	2010	2009
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$6,864,157	$5,619,102
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000
Earnings per common share-basic	$0.26	$0.22
Earnings per common share-diluted	$0.26	$0.22

As of December 31, 2010 and 2009, the Company had 350,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these warrant was higher than the average market price during the period presented.

21.           COMMITMENTS AND CONTINGENCIES

Governmental control of currency conversion

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives most of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

The Company and these third-party enterprises have been guaranteeing loans for each other in their day-to-day operations.  Both of these enterprises and the Company are considered good reputation debtors by local banks. The banks allow these companies to guarantee loans for each other instead of requiring the loans be secured by collateral.  None of the enterprises for which the Company has guaranteed loans has defaulted on any loan repayments, and accordingly, the Company has not recorded any liabilities or losses on such guarantees.

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of December 31, 2010:

Bank loans
Financial institutions	Amount	Duration	Borrower
Agriculture development bank of China Feicheng branch	$2,419,916	May 10, 2010 to May 10, 2011	Taipeng Group

Bank of China Feicheng branch	1,421,701	October 21, 2010 to October 8,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	890,000	October 23, 2010 to October 23, 2011	Feicheng Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,571,161	October 13, 2010 to September 13,2011	Taipeng Household Items Ltd., Co.

Bank of China Feicheng branch	1,013,340	October 13, 2010 to September 13,2011	Taipeng Nonwoven Ltd., Co.

Bank of China Feicheng branch	453,734	October 13, 2010 to September 13,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,731,480	October 13, 2010 to September 13,2011	Taipeng New Material Ltd., Co.

Bank of China Feicheng branch	2,571,161	November 12, 2010 to November 12,2011	Feicheng Jinlong Textile Ltd., Co.

Bank of China Feicheng branch	2,268,671	January 20, 2010 to January 20,2011	Shandong Yinbao Food Ltd., Co.

Shenzhen development bank Jinan branch	1,512,447	February 2, 2010 to February 2,2011	Shandong RunYin Biological Chemicals Co., Ltd.

Shenzhen development bank Jinan branch	3,781,119	May 10, 2010 to May 10, 2011	Shandong Yinbao Food Ltd., Co.

Bank of Communication Taian Branch	3,781,119	May 21, 2010 to May 21, 2011	Shandong Yinbao Food Ltd., Co.

Agriculture bank of China Feicheng branch	3,478,629	October 27, 2010 to October 26, 2011	Shandong Yinbao Food Ltd., Co.
	$28,894,478

Bank acceptable notes
Financial institutions	Amount	Duration	Borrower
Shenzhen development bank	$4,537,342	August 24, 2010 to August 24, 2011	Taipeng Nonwoven Ltd., Co.

Shenzhen development bank	3,024,895	October 26, 2010 to October 26, 2011	Shandong Lulong Group Ltd., Co.
	$7,562,237

22.           SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ruitai International Holdings Co., Ltd.

By:	/s/ Dian Min Ma
Name: Dian Min Ma
Title: Chief Executive Officer

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dian Min Ma	Chairman of the Board, Chief Executive	March 31, 2011
Dian Min Ma	Officer (principal executive officer)

/s/ Gang Ma	Chief Financial Officer (principal	March 31, 2011
Gang Ma	financial and accounting officer)

/s/ Xing Fu Lu	President, Director	March 31, 2011
Xing Fu Lu

/s/ Jin Tian	Director	March 31, 2011
Jin Tian