Form 10-Q
period 2011-03-31
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2011-05-16
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not Applicable.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2011, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

China Ruitai International Holdings Co., Ltd.

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

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,764,161	$25,286,619
Restricted cash	15,311,791	10,254,394
Accounts receivable, net	7,835,553	4,896,665
Notes receivable	2,814,074	2,736,496
Advances to suppliers, net	2,367,966	1,171,477
Inventories	10,758,530	9,468,211
Other receivables, net	898,932	1,023,337
Total current assets	55,751,007	54,837,199
Property and equipment, net	13,813,051	14,014,923
Commercial leasing assets, net	37,092,812	37,079,584
Advance payment for equipment purchase, net	222,020	-
Land use rights, net	5,049,759	5,045,883
	$111,928,649	$110,977,589
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans	$42,608,179	$42,339,454
Accounts payable	6,742,824	7,691,017
Notes payable	11,567,556	15,124,474
Notes payable- related party	7,914,644	3,024,895
Advances from customers	974,372	687,408
Due to related party	1,288,680	2,526,474
Income tax payable	4,662,831	4,336,457
Other payables	4,026,099	3,872,549
Loan from employees	1,303,551	1,470,138
Total current liabilities	81,088,736	81,072,866
Total Liabilities	81,088,736	81,072,866

Commitments and contingencies

Equity
Shareholders’ equity:

Common stock ($.001 par value; 50,000,000 shares authorized shares issued and outstanding 26,000,000 as of March 31, 2011 and December 31, 2010)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	23,779,280	23,043,387
Accumulated other comprehensive income	2,453,880	2,264,049
Total China Ruitai Shareholders’ Equity	30,536,983	29,611,259
Non-controlling interest	302,930	293,464
Total Equity	30,839,913	29,904,723
TOTAL LIABILITIES AND EQUITY	$111,928,649	$110,977,589

See notes to consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2011	2010

Sales	$9,586,817	$10,238,256
Cost of sales (See note below)	6,784,133	6,929,872
Gross margin	2,802,684	3,308,384
Operating expenses:
General and administrative expenses	721,495	284,252
Selling expenses	528,529	359,075
Total operating expenses	1,250,024	643,327

Income from operations	1,552,660	2,665,057

Other income/(expense)
Interest income	87,441	391,180
Interest expense	(739,953)	(578,487)
Commercial leasing income	368,783	303,183
Cost of commercial leasing	(221,462)	(214,007)
Other income/(expense)	(6,166)	38,295
Total other income/(expense), net	(511,357)	(59,836)

Income before income tax expense	1,041,303	2,605,221

Income taxes expense	297,976	646,302
Net income before allocation to non-controlling interests	743,327	1,958,919

Less: Net income attributable to the non-controlling interest	7,434	19,389

Net income attributable to China Ruitai	735,893	1,939,530
Comprehensive income
Net Income before allocation to non-controlling interest	743,327	1,958,919
Foreign Currency Translation Adjustment	191,863	67,027
Comprehensive income	935,190	2,025,946
Less: Comprehensive income attributable to non-controlling interests	9,466	19,389
Comprehensive income attributable to China Ruitai	$925,724	$2,006,557

Earnings per share-Basic and diluted	$0.03	$0.07

Weighted average number of common shares outstanding
-Basic and diluted	26,000,000	26,000,000

(Note: The cost of sales includes hot steam purchased from a related party, but the precise amount could not reasonably be determined, see Note 12)

See notes to consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income before allocation to non-controlling interests	$743,327	$1,958,919
Adjustments to reconcile net income before non-controlling interests to net cash provided by/(used in) operating activities
Depreciation	612,956	564,625
Amortization of land use rights	28,067	27,122
Bad debt provision	134,208	(280,793)
Changes in operating assets and liabilities:
Restricted cash	(4,977,691)	879,900
Accounts receivable	(2,917,333)	(3,477,901)
Notes receivable	(60,033)	(556,011)
Advances to suppliers	(1,212,063)	201,892
Inventories	(1,226,621)	575,753
Other receivables	104,922	(284,794)
Accounts payable	(994,087)	770,749
Notes payable	(3,642,213)	(1,613,150)
Other payables	128,592	1,191,228
Advances from customers	281,773	491,841
Income taxes payable	297,976	281,188
Net cash (use in)/provided by operating activities	(12,698,220)	730,568

Cash flows from investing activities:
Advanced payment to purchase equipment	(285,451)	-
Purchase of property and equipment	(101,520)	(609,265)
Net cash used in investing activities	(386,971)	(609,265)

Cash flows from financing activities:
Proceeds from bank loans	10,158,740	6,003,851
Repayment of bank loans	(10,158,740)	(7,910,301)
Proceeds from loan from a related party	4,856,285	-
Repayment in loan from a related party	(1,250,157)	(347,609)
Repayment in loan from employee	(175,403)	(118,513)
Net cash provided by/(used in) financing activities	3,430,725	(2,372,572)

Effect of foreign exchange rate fluctuation on cash and cash equivalents	132,008	29,931
Net decrease in cash and cash equivalents	(9,522,458)	(2,221,338)

Cash and cash equivalents- beginning of period	25,286,619	10,174,528
Cash and cash equivalents-end of period	$15,764,161	$7,953,190

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$739,953	$578,487
Cash paid for income tax	$-	$365,239

See notes to consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China Ruitai International Holdings Co., Ltd. (“China Ruitai” or the “Company”) was initially organized under the laws of the State of Delaware on November 15, 1955 as Inland Mineral Resources Corp. The Company subsequently changed its name to Parker-Levitt Corporation, and in 1997 changed its name to Commercial Property Corporation.  In 2006, the Company changed its name to Shandong Ruitai Chemical Co., Ltd. On March 12, 2007, the Company changed its name to China Ruitai International Holdings Co., Ltd. Since February 26, 2007, the Company’s fiscal year end is December 31.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

In addition, the Company’s unaudited consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2011 and December 31, 2010, the Company had significant negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining necessary financing or achieving a consistently profitable level of operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The accompanying unaudited consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010 that are included in the Company’s 2010 Annual Report on 10-K filed with the Securities and Exchange Commission.

Principle of consolidation

The consolidated financial statements include China Ruitai, Pacific Capital Group and TaiAn RuiTai. All inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interest represents the ownership interests in the subsidiary that are held by owners other than the parent. In December 2007, the Financial Account Standards Board (“FASB”) issued “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, ASC Topic 810-10. ASC 810-10 requires that the non-controlling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity and that net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  If losses attributable to the parent and the non-controlling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interest, is attributed to those interests.

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

Accounts Receivable

Accounts receivable represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Company considers the following factors when determining the collectability of accounts receivable:  a customer’s credit-worthiness, past collection history, and changes in a customer’s payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months ended March 31, 2011 and 2010.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of March 31, 2011 and December 31, 2010 were:

	March 31, 2011	December 31, 2010
	(Unaudited)

Accounts receivable	$9,322,449	$6,356,204

Less: Allowance for doubtful accounts	(1,486,896)	(1,459,539)

	$7,835,553	$4,896,665

Allowance for doubtful accounts movement for the three months ended March 31, 2011:

	December 31, 2010	Provision	Reverse	Write- off	March 31, 2011
Allowance for doubtful accounts	$(1,459,539)	$(203,998)	$176,641	$-	$(1,486,896)

4.	NOTES RECEIVABLE

Notes receivable of $2,814,074 as of March 31, 2011 and $2,736,496 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes have a maturity of 3 to 6 months, and are accepted by banks.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.	OTHER RECEIVABLES, NET

Other receivables are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Other receivables as of March 31, 2011 and December 31, 2010 were:
	March 31, 2011	December 31, 2010
	(Unaudited)

Other receivables	$2,015,065	$2,106,923

Less: Allowance for doubtful accounts	(1,116,133)	(1,083,586)

	$898,932	$1,023,337

Most of the balances were petty cash to salesmen and outside agents for business development.

Allowance for doubtful accounts movement for the three months ended March 31, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	March 31, 2011
Allowance for doubtful accounts	$(1,083,586)	$(206,651)	$174,104	$-	$(1,116,133)

6.	ADVANCES PAYMENT, NET

Advances payment are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Advances payment as of March 31, 2011 and December 31, 2010 were:

(1)    Short term

	March 31, 2011	December 31, 2010
	(Unaudited)

Advances payment to suppliers	$6,016,070	$4,770,170

Less: Allowance for doubtful accounts	(3,648,104)	(3,598,693)

	$2,367,966	$1,171,477

Allowance for doubtful accounts movement for the three months ended March 31, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	March 31, 2011
Allowance for doubtful accounts	$(3,598,693)	$(237,961)	$188,550	$-	$(3,648,104)

(2)    Long term

	March 31, 2011	December 31, 2010
	(Unaudited)

Advances payment for equipment purchase	$1,372,190	$1,079,052

Less: Allowance for doubtful accounts	(1,150,170)	(1,079,052)

	$222,020	$-

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Allowance for doubtful accounts movement for the three months ended March 31, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	March 31, 2011
Allowance for doubtful accounts	$(1,079,052)	$(71,118)	$-	$-	$(1,150,170)

7.	INVENTORIES

Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$3,499,806	$3,791,070
Work in progress	1,578,437	977,302
Finished goods	5,680,287	4,699,839

	$10,758,530	$9,468,211

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Buildings	$9,213,109	$9,109,630
Machinery and equipment	11,685,047	11,565,294
Office equipment and furniture	95,715	85,364
Motor vehicles	560,703	557,167
	21,554,574	21,317,455
Less: Accumulated depreciation	(7,744,232)	(7,305,224)
	13,810,342	14,012,231
Construction in progress	2,709	2,692
	$13,813,051	$14,014,923

The depreciation expenses were $391,493 and $350,618 for the three months ended March 31, 2011 and 2010 respectively.

9.	LAND USE RIGHTS, NET

Land use rights as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Land use right	$5,629,888	$5,594,381
Less: Accumulated amortization	(580,129)	(548,498)

	$5,049,759	$5,045,883

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Amortization expenses were $28,067 and $27,122 for the three months ended March 31, 2011 and 2010, respectively.

10.	COMMERCIAL LEASING ASSETS, NET

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”), a related party, and TaiAn Ruitai, entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to permit Shandong Ruitai to repay a total of $31,745,649 by transferring 100% of Shandong Ruitai’s ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by the local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats the Taishan Building as commercial leasing assets and provides depreciation over 43 years.

Commercial lease assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Buildings	$38,203,376	$37,940,688
Less: Accumulated depreciation	(1,110,564)	(861,104)

	$37,092,812	$37,079,584

The depreciation expenses were $221,463 and $214,007 for the three months ended March 31, 2011 and 2010, respectively.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

11.	SHORT-TERM BANK LOANS

Short-term bank loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(unaudited)

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011	$-	$1,155,510

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011.	-	1,255,331

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 18, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on May 28, 2011.	-	1,058,713

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on May 1, 2011.	-	1,361,203

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on April 14, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on March 9, 2011.	-	2,268,671

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on October 14, 2011.	1,522,047	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on September 18, 2011.	1,978,661	1,966,182

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.06%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on May 16, 2011.	3,044,093	3,024,895

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.67%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on October 19, 2011.	1,522,047	1,512,448

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 0%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on December 28, 2011.	608,819	604,979

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on September 2, 2011.	6,088,187	6,049,790

Loan from Citic Bank Qingdao Branch with interest rate of 6.67%, guaranteed by Mr. Lu Xingfu., Maturing on September 28, 2011.	3,044,093	3,024,896

Loan from Weihai Commercial Bank with interest rate of 6.06%, guaranteed by Shandong RunYin Biological Co., Ltd., Maturing on June 8, 2011.	3,044,093	3,024,896

Loan from Shenzhen Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd., Maturing on November 26, 2011.	4,566,141	4,537,342

Loan from Qingdao Bank Jinan Branch with interest rate of 6.67%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on August 27, 2011.	4,566,141	4,537,342

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on May 17, 2011.	913,228	907,468

Loan from Feicheng Rural Credit Union with interest rate of 6.67%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on June 18, 2011.	1,522,047	1,512,447

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,162,844	-

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,263,299	-

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on February 15, 2012.	4,870,550	-

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Shangdong Acid Chemicals Co. Ltd. Maturing on February 16, 2012.	1,369,842	-

Loan from Feicheng Rural Credit Union with interest rate of 7.27%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 29, 2011.	1,522,047	-

	$42,608,179	$42,339,454

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The interest expenses for the bank loans were $627,166 and $387,503 for the three months ended March 31, 2011 and 2010, respectively. The weighted average interest rates for bank loans were 5.97% and 5.62% for three months ended March 31, 2011 and 2010, respectively. The Company paid off all matured short-term bank loans as of March 31, 2011.

12.	RELATED PARTY BALANCE TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai, which is owned by Mr. Xingfu Lu, the President of the Company, and Mr. Dian Min Ma, the CEO of the Company. The Company purchased hot steam aggregating $735,484 and $1,158,975 from Shandong Ruitai for the three months ended March 31, 2011 and 2010, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Due to related party

As of March 31, 2011 and December 31, 2010, the Company had balance due to Shandong Ruitai of $1,288,680 and $2,526,474, respectively. The balance included the payable to purchase hot steam and the non-interest bearing loans for the purpose of financing the Company’s operations due to a lack of working capital.

Notes payable to related party

For the three months ended March 31, 2011, the Company received loans of $14,002,831 from Shandong Ruitai in the form of issuing notes which are guaranteed by the Company’s banks (see note 13). As of March 31, 2011, the balance of notes payable to Shandong Ruitai is $7,914,644.  The loans were non-interest bearing for the purpose of financing the Company’s operations due to a lack of working capital, and have no fixed terms of repayment.

13.	NOTES PAYABLE

The Company issues notes to certain suppliers which are guaranteed by the Company’s banks in lieu of payment of accounts payable. Terms of these notes payable vary depending on the negotiations with individual suppliers. Typical terms are six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the notes amounts. The Company is subject to a bank fee of 0.05% on the outstanding notes.

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $15,311,791 and $10,254,394 as of March 31, 2011 and December 31, 2010, respectively.

14.	OTHER PAYABLES

Other payables as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

	(Unaudited)
Other taxes payable	$1,739,921	$1,458,147
Payroll	161,796	149,210
Employee security deposit	26,765	28,638
Loan from third party	62,617	540,473
Sales commission payable	1,759,855	1,260,692
Accrued expenses	155,592	317,037
Others	119,553	118,352

	$4,026,099	$3,872,549

Other taxes payable include VAT payable, real estate tax payable, individual income tax payable and other tax payables. Loans from third parties were non-interest bearing loans for the purpose of working capital, payable upon Company’s discretion.

15.	LOAN FROM EMPLOYEES

Loan from employee represents loans from employees to finance the Company’s operations due to a lack of working capital. The Company paid 0.6% interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 0.5% interest on these loans monthly. Cash flows from these activities are classified as cash flows from financing activities. Loan from employee was $1,303,551 as of March 31, 2011 and $1,470,138 as of December 31, 2010. The Company paid interest of $22,931 and $22,052 for the three months ended March 31, 2011 and 2010, respectively.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

16.	INCOME TAXES

The tax payables balance of $4,662,831 and $4,336,457 as of March 31, 2011 and December 31, 2010 represents the income tax accrual of TaiAn Ruitai. TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $297,976 and $646,302 for the three months ended March 31, 2011 and 2010, respectively, which represents PRC current income taxes.

The Company has not recorded tax provision for U.S. and Vanuatu tax purposes as they have no assessable profits arising in or derived from the United States or Vanuatu and intends to permanently reinvest accumulated earnings in the PRC operations.

The Company has a deferred tax asset on net operating losses of approximately $184,280 as of March 31, 2011 and December 31, 2010, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have sufficient operations in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in the United States in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

17.	STATUTORY RESERVES

Under PRC law, TaiAn Ruitai is required to provide for certain statutory reserves, namely a general reserve, an enterprise expansion fund and a staff welfare and bonus fund. The entity is required to allocate at least 10% of its after tax profits on an individual company basis as determined under PRC GAAP to the general reserve and have the right to discontinue allocations to the general reserve if such reserve has reached 50% of registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the Board of Directors of the entity. These reserves can only be used for specific purposes and are not transferable to the Company in the form of loans, advances, or cash dividends.

Both of the balances of statutory reserves as of March 31, 2011 and December 31, 2010 were $1,369,652, and for the three months ended March 31, 2011 and 2010, the Company did not make appropriation in its statutory reserves since such reserve had reached 50% of registered capital.

18.	CONCENTRATIONS AND CREDIT RISKS

At March 31, 2011 and December 31, 2010, the Company had a credit risk exposure of cash in banks of $15,764,161 and $25,286,619, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

Major Customers

During the three months ended March 31, 2011 and 2010, the Company’s  largest customer accounted for 18% and 10%, respectively, of the Company’s net revenue. The outstanding account receivable balance for this customer was $102,627 and $191,287 as of March 31, 2011 and December 31, 2010, respectively.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Major Suppliers

During the three months ended March 31, 2011 and 2010, the Company’s four largest suppliers together accounted for 56% and 51%, respectively, of the Company’s total purchases. The account payable balances for the Company’s four largest suppliers were $1,527,200 and $1,787,290 as of March 31, 2011and December 31, 2010, respectively.

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

Warrant costs charged to operations as consulting fees were $nil and $nil, for the three month ended March 31, 2011 and 2010, respectively. There were no warrants that were exercised as of March 31, 2011 and December 31,2010.

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

Warrant costs charged to operations as consultant fees for the three month ended March 31, 2011 and 2010 were $nil and $nil, respectively. There were no warrants that were exercised as of March 31, 2011 and December 31, 2010.

The warrant agreements contained cash settlement and down round protection clauses.  Accordingly, the warrants should be accounted for as liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The Company treated it as equity due to an immaterial difference.

20.	EARNINGS PER SHARE

	Three Months Ended March 31,
	2011	2010
Numerator used in basic net income per share:	(unaudited)	(unaudited)
Net income attributable to China Ruitai Shares	$735,893	$1,939,530
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary shareWeighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share-basic and diluted	$0.03	$0.07

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

21.	COMMITMENTS AND CONTINGENCIES

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of March 31, 2011:

Bank loans:
Financial institutions	Amount	Duration	Borrower

Agriculture development bank of China Feicheng branch	$2,435,275	May 10, 2010 to May 10, 2011	Taipeng Group

Bank of China Feicheng branch	1,430,724	October 21, 2010 to October 8,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	890,000	October 23, 2010 to October 23, 2011	Feicheng Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,587,480	October 13, 2010 to September 13,2011	Taipeng Household Items Ltd., Co.

Bank of China Feicheng branch	1,019,771	October 13, 2010 to September 13,2011	Taipeng Nonwoven Ltd., Co.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Financial institutions	Amount	Duration	Borrower

Bank of China Feicheng branch	456,614	October 13, 2010 to September 13,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,748,817	October 13, 2010 to September 13,2011	Taipeng New Material Ltd., Co.

Bank of China Feicheng branch	2,587,480	November 12, 2010 to November 12,2011	Feicheng Jinlong Textile Ltd., Co.

Bank of China Feicheng branch	2,283,070	January 20, 2011 to January 20,2012	Shandong Yinbao Food Ltd., Co.

Shenzhen development bank Jinan branch	1,522,047	February 2, 2011 to February 2,2012	Shandong RunYin Biological Chemicals Co., Ltd.

Shenzhen development bank Jinan branch	3,805,117	May 10, 2010 to May 10, 2011	Shandong Yinbao Food Ltd., Co.

Bank of Communication Taian Branch	3,805,117	May 21, 2010 to May 21, 2011	Shandong Yinbao Food Ltd., Co.

Agriculture bank of China Feicheng branch	3,500,708	October 27, 2010 to October 26, 2011	Shandong Yinbao Food Ltd., Co.
	$29,072,220

Bank acceptable notes:
Financial institutions	Amount	Duration	Borrower
Shenzhen development bank	$4,566,141	August 24, 2010 to August 24, 2011	Taipeng Nonwoven Ltd., Co.

Industrial bank	6,088,187	March 20,2011 to September 20, 2011	Feicheng Acid Chemicals Ltd., Co.

Shenzhen development bank	3,044,094	October 26, 2010 to October 26, 2011	Shandong Lulong Group Ltd., Co.
	$13,698,422

22.	SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2011 Compared to the Three Month Period Ended March 31, 2010

Revenue

Revenue.  During the three month period ended March 31, 2011, we had revenues of $ 9,586,817 as compared to revenues of $10,238,256 during the three month period ended March 31, 2010, a decrease of approximately 6.4%. The decrease in revenue was primarily attributable to: (i) as a result of the increase in the costs of raw material and labor, management made a decision to increase the unit product’s price. As major products, “HPMC” & “EC” constitute about 90% of the total sales. These two products’ average unit price increased about RMB16K per ton and RMB7K per ton, respectively; and (ii) for the 2010 year, management reduced prices to sell some storage products. However, this year, as a result of the increase in the costs of raw material and labor, revenue was decreased.

Cost of Sales.  During the three month period ended March 31, 2011, our cost of sales was $6,784,133 as compared to costs of sales of $6,929,872 for the three month period ended March 31, 2010, a decrease of approximately 2.1%. This decrease in cost of sales resulted primarily from a decrease in sales.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses. Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $528,529 for the three month period ended March 31, 2011 as compared to $359,075 for the three month period ended March 31, 2010, an increase of approximately 47.2%. This increase results primarily from: 1) the increase of sales commissions of about $80,692, which is the bonus to a salesperson for the year 2010 and is typically awarded in the first quarter of 2011; 2) the increase of freight out expense of $91,155, which resulted from the increase in fuel prices, and we covered the freight charges as a promotion to our new pharmaceutical customers.

General and Administrative Expenses.  General and administrative expenses totaled $721,495 for the three month period ended March 31, 2011 as compared to $284,252 for the three month period ended March 31, 2010, an increase of approximately 153.8%. There were three primary drivers behind this increase. First, payroll increase due to the bonus awarded to employees in the first quarter of 2011. Second, in 2010, we had collected some of the accounts receivable which we previously perceived as bad debt, but no similar events happened in the first quarter of 2011, leading to a $415,001 increase in bad debt expense in the first quarter of 2011 compared with the first quarter of 2010.

Income from Operations

For the three month period ended March 31, 2011, our income from operations was $1,552,660 as compared to income from operations of $2,665,057 for the three month period ended March 31, 2010, a decrease of approximately 41.7%. This decrease was primarily attributable to a dramatic increase in selling, marketing expenses and general and administrative expenses, combined with a decrease in sales.

Commercial Leasing Income and Cost

For the three month period ended March 31, 2011, our commercial leasing income was $368,783 as compared to $303,183 for the three month period ended March 31, 2010, an increase of approximately 21.6%. The increase was due to the appreciation of RMB. Rental income was from a newly acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to permit Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”).

Interest Income

For the three month period ended March 31, 2011, our interest income was $87,441 as compared to $391,180 for the three month period ended March 31, 2010, a decrease of approximately $303,739, or 77.7%. This decrease resulted primarily from the decrease of our average cash and restricted cash deposit in the bank.

Interest Expense

For the three month period ended March 31, 2011, we incurred interest expense in the amount of $739,953 as compared to $578,487 for the three month period ended March 31, 2010, an increase of approximately 27.9%. The increase in interest expense resulted primarily from the increase of the weighted-average interest rate for the bank loan from 5.62% at March 31, 2010 to 5.97% at March 31, 2011, as well as the increase of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $297,976 for the three month period ended March 31, 2011 as compared to $646,302 for the three month period ended March 31, 2010, a decrease of $348,326, or approximately 53.9%.  This decrease is primarily attributable to a decrease in profits before income taxes decreased from $2,605,221 in the three month period ended March 31, 2010 to $1,041,303 for the three month period ended March 31, 2011, a decrease of approximately 60%.

Net Income attributable to China RuiTai

We had net income attributable to China RuiTai of $735,893 for the three month period ended March 31, 2011 as compared to $1,939,530 for the three month period ended March 31, 2010, a decrease of $1,203,637, or approximately 62.1%.  This decrease is primarily attributable to a decrease in sales revenue and an increase in selling and marketing expenses and general and administrative expenses net of a decrease in income tax expense.

Liquidity and Capital Resources

The Company anticipates obtaining additional financing to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months. The Company is exposed to certain risks for significant negative working capital as indicated on the balance sheet, which increases the concern for management’s ability to fulfill the Company’s working capital requirements as well as the ability to continue as a going concern.  The risk is mainly the result of a high level of short-term bank borrowings pursuant to which China RuiTai has a proven record of excellent credit history with the local bank for the past ten years. We do not believe additional debt financing from the bank to fulfill the working capital requirements will be an issue due to the track record of the Company’s credit history and the solid relationship with the local bank. In the event of a default under the bank borrowings, the Company has a $37,092,812 commercial leasing asset, “Taishan Building”, located at Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, which can be sold in the open market. As a result, management’s view of our going concern risk is low.

Total Current Assets & Total Assets

As of March 31, 2011: (i) our total current assets were $55,751,007 as compared to total current assets of $54,837,199 at December 31, 2010, an increase of $913,808, or approximately 1.7%; and (ii) our total assets were $111,928,649 as of March 31, 2011 compared to $110,977,589 as of December 31, 2010, an increase of $951,060, or approximately 0.9%  Our total assets increased due to changes that we experienced in cash and cash equivalents, restricted cash, accounts receivable and advance to suppliers, and all of which are discussed below.

Cash and Cash Equivalents. As of March 31, 2011, our cash and cash equivalents were $15,764,161 as compared to $25,286,619 at December 31, 2010, a decrease of $9,522,458, or approximately 37.7%.  This decrease was primarily attributable to payment to the related party for outstanding debt, additional spending on working capital and an additional $5,057,397 cash required to be deposited as restricted in the bank to serve as collateral for increased notes payable.

Restricted Cash. As of March 31, 2011, our restricted cash was $15,311,791 as compared to $10,254,394 at December 31, 2010, an increase of $5,057,397, or approximately 49.32%.  The Company is required to make  restricted security deposits between 50% and 100% of the face amount of the notes with the banks until the notes are settled. This increase was primarily attributable to an overall increase in notes payable.

Accounts Receivable. As of March 31, 2011, our accounts receivable were $7,835,553 as compared to $4,896,665 at December 31, 2010, an increase of $2,938,888, or approximately 60.02%.  This increase was primarily attributable to a better credit policy for our newly targeted pharmaceutical customers.

Advance to suppliers. As of March 31, 2011, we have an advance to suppliers of $2,367,966 as compared to $1,171,477 at December 31, 2010, an increase of $1,196,489, or 102.14%.  This increase was primarily attributable to our prepayments to our suppliers to secure favorable raw material prices.

Inventories. As of March 31, 2011, we had inventories of $10,758,530 as compared to $9,468,211 as of December 31, 2010, an increase of $1,290,319, or approximately 13.6%. The increase in inventories from 2011 to 2010 was the result of the anticipation of an increase in demand for the second quarter sales.

Total Current Liabilities

As of March 31, 2011, our total current liabilities were $81,088,736 as compared to $81,072,866 at December 31, 2010, an increase of $15,870, or approximately 0.02%.  This increase was primarily attributable to changes in accounts payable, notes payable, and due to related parties as discussed below.

Accounts Payable. As of March 31, 2011, our accounts payable was $6,742,824 as compared to $7,691,017 as of December 31, 2010, a decrease of $948,193, or approximately 12.33%. The decrease in our accounts payable was attributable to different ways of purchasing the raw material.

Notes Payable. As of March 31, 2011, our notes payable were $11,567,556 as compared to $15,124,474 as of December 31, 2010, a decrease of $3,556,918, or approximately 23.52%. This decrease was attributable to the changes in the suppliers’ preference of payment method.

Due to related parties. As of March 31, 2011, due to related parties were $1,288,680 as compared to $2,526,474 as of December 31, 2010, a decrease of $1,237,794, or approximately 48.99%. The decreases in due to related parties were attributable to continued repayment of the money owed to the related parties to lower interest expense.

Operating Activities

Net cash of $12,698,220 was used by operating activities during the three month period ended March 31, 2011 compared to net cash provided by operating activities of $730,568 during the three month period ended March 31, 2010, representing a decrease of $13,428,788. The decrease in net cash provided by our operating activities was primarily attributable to the following five reasons: (i) a $4,977,691 increase in restricted cash for the three month period ended March 31, 2011 and a $ 879,900 decrease in restricted cash for three month period ended March 31, 2010, a net change of $5,857,591.  The increase in restricted cash is in proportion to the increase in notes payable; (ii) there was a $1,226,621 increase in inventories for the three month period ended March 31, 2011 and a $575,753 decrease in inventories for the three month period ended March 31, 2010, a net change of $1,802,374. The increase of inventories is a result of an increase in the price of raw materials; (iii) there was a $1,212,063 increase in advance to suppliers for the three month period ended March 31, 2011 and a $201,892 decrease in advance to suppliers for the three month period ended March 31, 2010, a net change of $1,413,955; (iv) there was a $994,087 decrease in accounts payable for the three month period ended March 31, 2011 and a $770,749 increase in accounts payable for the three month period ended March 31, 2010, a net change of  $1,764,836, and was due to our prompt payment to our supplier to secure favorable raw material prices in 2011; and (v) there was a $3,642,213 decrease in the notes payables for the three month period ended March 31, 2011 and a $1,613,150 decrease in  notes payables for the three month period ended March 31, 2010, a net change of $2,029,063, which reflects the Company’s flexibility in choosing the payment method to our suppliers which will be most favorable to the Company.

Investing Activities

During the three month period ended March 31, 2011, the net cash used in investing activities was $386,971 as compared to net cash used in investing activities of $609,265 for the three month period ended March 31, 2010, a decrease of $222,294. This decrease was primarily attributable to the increase in the purchase of fixed assets.

Financing Activities

During the three month period ended March 31, 2011, the net cash provided by financing activities was $3,430,725 as compared to net cash used in financing activities of $2,372,572 for the three month period ended March 31, 2010, an increase of $5,803,297. This change in financing activities was primarily attributable to the increase in loans from a related party.

Off Balance Sheet Arrangements

As of March 31, 2011, the Company has unconditionally guaranteed certain loans and notes for third-party enterprises in the aggregate amount of approximately $42,770,642.  These third-party enterprises, in turn, have guaranteed loans for the Company in the aggregate amount of approximately $23,439,521 as of March 31, 2011. The unconditional guarantees made by the Company require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: May 16, 2011	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)