Form 10-Q
period 2011-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2011-08-15
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 000-04494

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

(Exact name of registrant as specified in its charter)

Delaware	30-0411233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wenyang Town, Feicheng City, ShanDong, China	271603
(Address of principal executive offices)	(Zip Code)

(86) 538 3850 703
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2011, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

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

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,994,188	$25,286,619
Restricted cash	24,075,507	10,254,394
Accounts receivable, net	10,267,874	4,896,665
Notes receivable	5,953,862	2,736,496
Advances to suppliers, net	2,104,015	1,171,477
Inventories	11,454,083	9,468,211
Other receivables, net	913,352	1,023,337
Total current assets	72,762,881	54,837,199
Property and equipment, net	13,849,174	14,014,923
Commercial leasing assets, net	37,481,694	37,079,584
Advance payment for equipment purchase, net	418,842	-
Land use rights, net	5,104,824	5,045,883

	$129,617,415	$110,977,589

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans	$40,219,712	$42,339,454
Accounts payable	7,237,536	7,691,017
Notes payable	11,759,245	15,124,474
Notes payable- related party	24,292,124	3,024,895
Advances from customers	1,120,457	687,408
Due to related party	567,327	2,526,474
Income tax payable	5,274,379	4,336,457
Other payables	4,707,541	3,872,549
Loan from employees	1,698,447	1,470,138
Total current liabilities	96,876,768	81,072,866

Total Liabilities	96,876,768	81,072,866

Commitments and contingencies

Equity
Shareholders’ equity:
Common stock ($.001 par value; 50,000,000 shares authorized authorized shares issued and outstanding 26,000,000 as of June 30,
2011 and December 31, 2010)	26,000	26,000
Additional paid-in capital	2,908,171	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	25,149,149	23,043,387
Accumulated other comprehensive income	2,965,604	2,264,049
Total China Ruitai Shareholders’ Equity	32,418,576	29,611,259
Non-controlling interest	322,071	293,464
Total Equity	32,740,647	29,904,723

TOTAL LIABILIIES AND EQUITY	$129,617,415	$110,977,589

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales	$11,722,184	$11,171,175	$21,309,001	$21,409,431
Cost of sales (See note below)	8,001,818	8,222,567	14,785,951	15,152,439
Gross margin	3,720,366	2,948,608	6,523,050	6,256,992

Operating expenses:
General and administrative expenses	660,283	215,858	1,381,778	500,110
Selling expenses	604,849	530,310	1,133,378	889,385
Total operating expense	1,265,132	746,168	2,515,156	1,389,495

Income from operations	2,455,234	2,202,440	4,007,894	4,867,497

Other income/(expense)
Interest income	90,940	175,432	178,381	566,612
Interest expense	(796,829)	(550,610)	(1,536,782)	(1,129,097)
Commercial leasing income	373,832	311,774	742,615	614,957
Cost of commercial leasing	(224,771)	(214,123)	(446,233)	(428,130)
Other income/(expense)	17,159	(16,608)	10,993	21,687
Total other income/(expense), net	(539,669)	(294,135)	(1,051,026)	(353,971)

Income before income tax expense	1,915,565	1,908,305	2,956,868	4,513,526

Income tax expense	531,859	477,076	829,835	1,123,378

Net income before allocation to noncontrolling interests	1,383,706	1,431,229	2,127,033	3,390,148

Less: Net income attributable to noncontrolling interests	13,837	14,312	21,271	33,701
Net income attributable to China Ruitai	1,369,869	1,416,917	2,105,762	3,356,447

Comprehensive income
Net Income before allocation to non-controlling interest	1,383,706	1,431,229	2,127,033	3,390,148
Foreign Currency Translation Adjustment	517,029	103,929	708,891	170,956

Comprehensive Income	$1,900,735	$1,535,158	$2,835,924	$3,561,104

Less: Comprehensive income attributable to noncontrolling interests	19,141	16,042	28,607	35,431

Comprehensive Income Attributable to China Ruitai	$1,881,594	$1,519,116	$2,807,317	$3,525,673

Earnings per share - Basic and diluted	$0.05	$0.05	$0.08	$0.13
Weighted average number of common shares outstanding-Basic and diluted	26,000,000	26,000,000	26,000,000	26,000,000

(Note: The cost of sales includes hot steam purchased from a related party, but the precise amount could not reasonably be determined, see note 12)
See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income before allocation to non-controlling interests	$2,127,033	$3,390,148
Adjustments to reconcile net income before non-controlling interests to net cash used in operation activities
Depreciation	1,238,777	1,170,810
Amortization of land use rights	56,631	54,244
Bad debt provision	226,802	(382,323)
Loss on disposal of equipment	3,505	-
Changes in operating assets and liabilities:
Restricted cash	(13,442,342)	(2,346,400)
Accounts receivable	(5,284,903)	(3,632,516)
Notes receivable	(3,121,232)	2,615,532
Advances to suppliers	(1,164,805)	(29,570)
Inventories	(1,749,315)	732,041
Other receivables	104,117	(3,208,529)
Accounts payable	(623,931)	1,492,701
Notes payable	(3,674,444)	(1,613,150)
Other payables	737,999	269,815
Advances from customers	412,840	727,868
Income taxes payable	829,280	227,259

Net cash used in operating activities	(23,323,988)	(532,070)

Cash flows from investing activities:
Advanced payment to purchase equipment	(262,808)	-
Purchase of property and equipment	(312,147)	(1,369,347)

Net cash used in investing activities	(574,955)	(1,369,347)

Cash flows from financing activities:
Proceeds from bank loans	15,760,304	22,428,651
Repayment of bank loans	(18,822,341)	(17,002,601)
Proceeds from loan from a related party	20,974,953	-
Repayment of loan from a related party	(1,996,128)	(1,630,614)
Repayment of loan from employee	192,418	20,517

Net cash provided by financing activities	16,109,206	3,815,953

Effect of foreign exchange rate fluctuation on cash and cash equivalents	497,306	80,053
Net (decrease) increase in cash and cash equivalents	(7,292,431)	1,994,589

Cash and cash equivalents- beginning of period	25,286,619	10,174,528

Cash and cash equivalents-end of period	$17,994,188	$12,169,117

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$1,536,782	$1,129,181
Cash paid for income tax	$-	$896,164

See notes to unaudited consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION AND DISCRIPTION OF BUSINESS

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

In addition, the Company’s unaudited consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2011 and December 31, 2010, the Company had significant negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining necessary financing or achieving a consistently profitable level of operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The accompanying unaudited consolidated financial statements as of June 30, 2011, and for the three months and six months ended June 30, 2011 and 2010 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010 that are included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Inventory

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued using the weighted-average-cost method. Elements of costs in finished goods and work-in-progress include raw materials, direct labor, and manufacturing overhead. Provision for diminution in value on inventories is made using specific identification method.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months and six months ended June 30, 2011 and 2010.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.  This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of June 30, 2011 and December 31, 2010 were:

	June 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable	$11,843,544	$6,356,204

Less: Allowance for doubtful accounts	(1,575,670)	(1,459,539)

	$10,267,874	$4,896,665

Allowance for doubtful accounts movement for the six months ended June 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	June 30, 2011
Allowance for doubtful accounts	$(1,459,539)	$(280,192)	$164,061	$-	$(1,575,670)

Allowance for doubtful accounts movement for the six months ended June 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	June 30, 2010
Allowance for doubtful accounts	$(1,606,569)	$(231,601)	$136,547	$-	$(1,701,623)

4.	NOTES RECEIVABLE

Notes receivables of $5,953,862 as of June 30, 2011 and $2,736,496 as of December 31, 2010 represent bank acceptance notes the Company received from customers for sales of products. The notes have a maturity duration of 3 to 6 months, and are accepted by banks.

5.	OTHER RECEIVABLES, NET

Other receivables mainly represent advances to salesmen and outside supplier agents for business and are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Other receivables as of June 30, 2011 and December 31, 2010 were:

	June 30, 2011	December 31, 2010
	(Unaudited)

Other receivables	$2,050,209	$2,106,923

Less: Allowance for doubtful accounts	(1,136,857)	(1,083,586)

	$913,352	$1,023,337

Allowance for doubtful accounts movement for the six months ended June 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	June 30, 2011
Allowance for doubtful accounts	$(1,083,586)	$(122,284)	$69,013	$-	$(1,136,857)

Allowance for doubtful accounts movement for the six months ended June 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	June 30, 2010
Allowance for doubtful accounts	$(1,164,413)	$(82,878)	$192,829	$-	$(1,054,462)

6.	ADVANCES PAYMENT, NET

Advances payment are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Advances payment as of June 30, 2011 and December 31, 2010 were:

(1)	Short term

	June 30, 2011	December 31, 2010
	(Unaudited)

Advances payment to suppliers	$6,057,165	$4,770,170

Less: Allowance for doubtful accounts	(3,953,150)	(3,598,693)

	$2,104,015	$1,171,477

Allowance for doubtful accounts movement for the six months ended June 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	June 30, 2011
Allowance for doubtful accounts	$(3,598,693)	$(496,093)	$141,636	$-	$(3,953,150)

Allowance for doubtful accounts movement for the six months ended June 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	June 30, 2010
Allowance for doubtful accounts	$(3,579,949)	$(107,865)	$257,406	$-	$(3,430,408)

(2)	Long term

	June 30, 2011	December 31, 2010
	(Unaudited)

Advances payment for equipment purchase	$1,369,493	$1,079,052

Less: Allowance for doubtful accounts	(950,651)	(1,079,052)

	$418,842	$-

Allowance for doubtful accounts movement for the six months ended June 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	June 30, 2011
Allowance for doubtful accounts	$(1,079,052)	$-	$128,401	$-	$(950,651)

Allowance for doubtful accounts movement for the six months ended June 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	June 30, 2010
Allowance for doubtful accounts	$(1,165,915)	$-	$149,989	$-	$(1,015,926)

7.	INVENTORIES

Inventories as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$3,408,225	$3,791,070
Work in progress	2,126,437	977,302
Finished goods	5,919,421	4,699,839

	$11,454,083	$9,468,211

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings	$9,373,473	$9,109,630
Machinery and equipment	11,959,252	11,565,294
Office equipment and furniture	97,301	85,364
Motor vehicles	602,239	557,167
	22,032,265	21,317,455
Less: Accumulated depreciation	(8,259,037)	(7,305,224)
	13,773,228	14,012,231
Construction in progress	75,946	2,692
	$13,849,174	$14,014,923

The depreciation expenses were $401,051 and $392,062 for the three months ended June 30, 2011 and 2010, respectively; and $792,544 and $742,680 the six months ended June 30, 2011 and 2010 respectively.

9.	LAND USE RIGHTS, NET

Land use rights as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Land use right	$5,723,182	$5,594,381
Less: Accumulated amortization	(618,358)	(548,498)

	$5,104,824	$5,045,883

Amortization expenses were $28,564 and $27,122 for the three months ended June 30, 2011 and 2010, respectively; and $56,631 and $54,244 for the six months ended June 30, 2011 and 2010, respectively.

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

Commercial lease assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings	$38,836,454	$37,940,688
Less: Accumulated depreciation	(1,354,760)	(861,104)

	$37,481,694	$37,079,584

The depreciation expenses were $224,770 and $214,123 for the three months ended June 30, 2011 and 2010, respectively; and $446,233 and $428,130 for the six months ended June 30, 2011 and 2010, respectively.

11.	SHORT-TERM BANK LOANS

Short-term bank loans at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011	$-	$1,155,510

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011.	-	1,255,331

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 18, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on May 28, 2011.	-	1,058,713

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on May 1, 2011.	-	1,361,203

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on April 14, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on March 9, 2011.	-	2,268,671

Loan from Feicheng Rural Credit Union with interest rate of 6.67%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on June 18, 2011.	-	1,512,447

Loan from Weihai Commercial Bank with interest rate of 6.06%, guaranteed by Shandong RunYin Biological Co., Ltd., Matured on June 8, 2011.	-	3,024,896

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.06%, guaranteed by Feicheng Golden Dragon Co., Ltd., Matured on May 16, 2011.	-	3,024,895

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Acid Chemicals Co., Ltd. & Mr. Lu Xingfu. Maturied on May 17, 2011.	-	907,468

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on October 14, 2011.	1,547,269	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on September 18, 2011.	2,011,450	1,966,182

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.67%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on October 19, 2011.	1,547,269	1,512,448

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 0%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on December 28, 2011.	618,908	604,979

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on September 2, 2011.	6,189,076	6,049,790

Loan from Citic Bank Qingdao Branch with interest rate of 6.67%, guaranteed by Mr. Lu Xingfu., Maturing on September 28, 2011.	3,094,538	3,024,896

Loan from Shenzhen Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd., Maturing on November 26,2011.	4,641,807	4,537,342

Loan from Qingdao Bank Jinan Branch with interest rate of 6.67%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on August 27, 2011.	4,641,807	4,537,342

Loan from China Communication Bank Tai'an Branch with interest rate of 6.44%, guaranteed by Shandong Acid Chemicals Co., Ltd. Maturing on November 18, 2011.	1,547,269	-

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,182,114	-

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,284,233	-

Loan from Feicheng Rural Credit Union with interest rate of 7.27%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 29, 2012.	1,547,269

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on February 15, 2012.	4,951,261	-

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Shangdong Acid Chemicals Co. Ltd. Maturing on February 16, 2012.	1,392,543	-

Loan from Feicheng Rural Credit Union with interest rate of 6.31%, guaranteed by Shandong Acid Chemicals Co., Ltd. & Mr. Lu Xingfu. Maturing on May 16, 2012.	928,361	-

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 7.57%, guaranteed by Shandong Acid Chemicals Co., Ltd., Maturing on May 19, 2012.	3,094,538	-

	$40,219,712	$42,339,454

The interest expenses for the bank loans were $679,589 and $461,635 for the three months ended June 30, 2011 and 2010, respectively, and$1,306,755 and $849,138 for the six months ended June 30, 2011 and 2010, respectively. The weighted average interest rates for bank loans were 6.33% and 5.61% at June 30, 2011 and 2010, respectively. The Company paid off all matured short-term bank loans before the date the financial statements have been issued.

12.	RELATED PARTY BALANCE TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai, which is owned by Mr. Xingfu Lu, the President, and Mr. Dian Min Ma, the CEO of the Company. The Company purchased hot steam from Shandong Ruitai aggregating $709,092 and $1,018,258 for the three months ended June 30, 2011 and 2010, and $1,444,576 and $2,177,233 for the six months ended June 30, 2011 and 2010, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined.

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

Due to related party

As of June 30, 2011 and December 31, 2010, the Company had balance due to Shandong Ruitai of $567,327 and $2,526,474, respectively. The balance included the payable to purchase hot steam and the non-interest bearing loans for the purpose of financing the Company’s operations due to a lack of working capital.

Notes payable to related party

As of June 30, 2011, the balance of notes payable to Shandong Ruitai is $24,292,124.  The loans were non-interest bearing for the purpose of financing the Company’s operations due to a lack of working capital, and have no fixed terms of repayment.

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

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $24,075,507 and $10,254,394 as of June 30, 2011 and December 31, 2010, respectively.

14.	OTHER PAYABLES

Other payables as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Other taxes payable	$2,465,145	$1,458,147
Payroll	157,062	149,210
Employee security deposit	25,584	28,638
Loan from third party	554,430	540,473
Sales commission payable	1,269,776	1,260,692
Accrued expenses	109,356	317,037
Others	126,188	118,352

	$4,707,541	$3,872,549

Other taxes payable include VAT payable, real estate tax payable, individual income tax payable and other tax payables. Loans from third parties were non-interest bearing loans for the purpose of working capital, payable upon Company’s discretion.

15.	LOAN FROM EMPLOYEES

Loan from employees represents loans from employees to finance the Company’s operations due to a lack of working capital. The Company paid 0.6% interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 0.5% interest on these loans monthly. Cash flows from these activities are classified as cash flows from financing activities. Loan from employees was $1,698,447 as of June 30, 2011 and $1,470,138 as of December 31, 2010. The Company paid interest of $23,842 and $20,503 for the three months ended June 30, 2011 and 2010, respectively, and $46,773 and $42,555 for six months ended June 30, 2011 and 2010, respectively.

16.	INCOME TAXES

The tax payables balance of $5,274,379 and $4,336,457 as of June 30, 2011 and December 31, 2010 represents the income tax accrual of TaiAn Ruitai. TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $531,859 and $477,076 for the three months ended June 30, 2011 and 2010, respectively, which represents PRC current income taxes. Income tax expenses were $829,835 and $1,123,378 for the six months ended June 30, 2011 and 2010, respectively, which represents PRC current income taxes.

The Company has not recorded tax provision for U.S. and Vanuatu tax purposes as they have no assessable profits arising in or derived from the United States or Vanuatu and intends to permanently reinvest accumulated earnings in the PRC operations.

The Company has a deferred tax asset on net operating losses of $184,280 as of June 30, 2011 and December 31, 2010, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have sufficient operations in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $184,280 was established for the full value of the deferred tax asset.

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

Both of the balances of statutory reserves as of June 30, 2011 and December 31, 2010 were $1,369,652, and for the six months ended June 30, 2011 and 2010, the Company did not make appropriation in its statutory reserves since such reserve had reached 50% of registered capital.

18.	CONCENTRATIONS AND CREDIT RISKS

At June 30, 2011 and December 31, 2010, the Company had a credit risk exposure of cash in banks of $17,994,188 and $25,286,619, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

Major Customers

During the three months and six months ended June 30, 2011, the Company’s largest customer accounted 15% and 16%, respectively, of the Company’s net revenue. The outstanding account receivable balance for this customer was $480,749 as of June 30, 2011.No single customer accounted for 10% or more of the Company’s net revenue for the three months and six months ended June, 30, 2010.

Major Suppliers

During the three months ended June 30, 2011, three major suppliers accounted for 37% of the Company’s total purchases. The account payable balances for the three largest suppliers were $1,338,194 as of June 30, 2011. During the three months ended June 30, 2010, two major suppliers accounted for 23% of the Company’s total purchases. The account payable balances for the two largest suppliers were $27, 932 as of June 30, 2010. During the six months ended June 30, 2011, one major supplier accounted for 13% of the Company’s total purchases. The account payable balances for the one largest supplier was $853,337 as of June 30, 2011. During the six months ended June 30, 2010, two major suppliers accounted for 20% of the Company’s total purchases. The account payable balances for the two largest suppliers were $165,181 as of June 30, 2011.

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

As all the warrants were vested in 2008, there was no warrant cost charged during the periods presented. There were no warrants exercised as of June 30, 2011 and December 31, 2010.

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

As all the warrants were vested in 2009, there was no warrant cost charged during the periods presented. There were no warrants  exercised as of June 30, 2011 and December 31, 2010.

The warrant agreements contained cash settlement and down round protection clauses.  Accordingly, the warrants should be accounted for as liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The Company treated it as equity due to an immaterial difference.

20.	EARNINGS PER SHARE

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$1,369,869	$1,416,917
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share-basic and diluted	$0.05	$0.05

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$2,105,762	$3,356,447
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share-basic and diluted	$0.08	$0.13

As of June 30, 2011 and 2010, the Company had 350,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these warrants was higher than the average market price during the period presented.

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of June 30, 2011:

Bank loans:
Financial institutions	Amount	Duration	Borrower
Agriculture development bank of China Feicheng branch	$4,022,900	May 11, 2010 to May 10, 2012	Taipeng Group

Bank of China Feicheng branch	1,454,433	October 21, 2010 to October 8,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	890,000	October 23, 2010 to October 23, 2011	Feicheng Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,630,357	October 13, 2010 to September 13,2011	Taipeng Household Items Ltd., Co.

Bank of China Feicheng branch	1,036,670	October 13, 2010 to September 13,2011	Taipeng Nonwoven Ltd., Co.

Bank of China Feicheng branch	464,181	October 13, 2010 to September 13,2011	Taipeng new material Ltd., Co.

Bank of China Feicheng branch	2,794,368	October 13, 2010 to September 13,2011	Feicheng Jinlong Textile Ltd., Co.

Bank of China Feicheng branch	2,630,357	November 12, 2010 to November 12,2011	Shandong Yinbao Food Ltd., Co.

Bank of China Feicheng branch	2,320,904	January 20, 2011 to January 20,2012	Shandong Yinbao Food Ltd., Co.

Shenzhen development bank Jinan branch	1,547,269	June 2, 2011 to June 2,2012	Shandong RunYin Biological Chemicals Co., Ltd.

Financial institutions	Amount	Duration	Borrower
Shenzhen development bank Jinan branch	3,868,173	May 10, 2010 to May 10, 2011	Shandong Yinbao Food Ltd., Co.

Bank of Communication Taian Branch	3,868,173	May 21, 2011 to May 21, 2012	Shandong Yinbao Food Ltd., Co.

Agriculture bank of China Feicheng branch	3,558,719	October 27, 2010 to October 26, 2011	Shandong Yinbao Food Ltd., Co.
	$31,086,504

Bank acceptable notes:
Financial institutions	Amount	Duration	Borrower
Shenzhen development bank	$4,641,807	August 24, 2010 to August 24, 2011	Taipeng Nonwoven Ltd., Co.

Industrial bank	6,189,076	March 20,2011 to September 20, 2011	Feicheng Acid Chemicals Ltd., Co.

Shenzhen development bank	3,094,538	October 26, 2010 to October 26, 2011	Shandong Lulong Group Ltd., Co.
	$13,925,421

22.	SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events except as disclosed below that are material to the financial statements, or all such material events have been fully disclosed.

On July 1, 2011, the Company issued warrants to purchase 30,000 shares of common stock to one of its consultants, Lamnia International, and 90,000 shares to another consultant, Matthew Hayden, at an exercise price of $1.15 per share. The warrants vested and became exercisable on July 1, 2011 and expire on July 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the six months ended June 30, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Six Month Period Ended June 30, 2011 Compared to the Six Month Period Ended June 30, 2010

Revenue

Revenue.  During the six month period ended June 30, 2011, we had revenues of $ 21,309,001 as compared to revenues of $21,409,431 during the six month period ended June 30, 2010, a slight decrease of 0.47%. The decrease in revenue was primarily attributable to the sales strategy change. Our sales are now focusing on high-end pharmaceutical products and the Polyvinyl chloride (“PVC”) products sector. Additionally, due to the fluctuation in the cost of materials, sales in the construction industry slightly declined.

Cost of Sales.  During the six month period ended June 30, 2011, our cost of sales was $14,785,951 as compared to costs of sales of $15,152,439 for the six month period ended June 30, 2010, a decrease of 2.42%. This decrease in cost of sales resulted primarily from a decrease in sales and the improvement in our energy saving system.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses. Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $1,133,378 for the six month period ended June 30, 2011 as compared to $889,385 for the six month period ended June 30, 2010, an increase of 27.43%. This increase results primarily from: (i) an increase of in sales commissions compared to the same period of last year; and (ii) an increase of freight out expense in pharmaceutical and PVC products.

General and Administrative Expenses.  General and administrative expenses totaled $1,381,778 for the six month period ended June 30, 2011 as compared to $500,110 for the six month period ended June 30, 2010, an increase of 176.29%. There were two primary drivers behind this increase. First, employees’ payroll increased due to China’s inflation rate and the second was an $838,594 increase in bad debt expense in the first six months of 2011.

Income from Operations

For the six month period ended June 30, 2011, our income from operations was $4,007,894 as compared to income from operations of $4,867,497 for the six month period ended June 30, 2010, a decrease of 17.66%. This decrease was primarily attributable to a dramatic increase in selling, marketing expenses and general and administrative expenses, combined with a decrease in sales.

Commercial Leasing Income and Cost

For the six month period ended June 30, 2011, our commercial leasing income was $742,615 as compared to $614,957 for the six month period ended June 30, 2010, an increase of 20.76%. The increase was due to annual rental increase as agreed in the contract, as well as the appreciation of RMB. Rental income was from an acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to permit Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”).

Interest Income

For the six month period ended June 30, 2011, our interest income was $178,381 as compared to $566,612 for the six month period ended June 30, 2010, a decrease of $388,231, or 68.52%. This decrease resulted primarily from the decrease of our average cash and restricted cash deposit in the bank.

Interest Expense

For the six month period ended June 30, 2011, we incurred interest expense in the amount of $1,536,782 as compared to $1,129,097 for the six month period ended June 30, 2010, an increase of 36.11%. The increase in interest expense resulted primarily from an increase of the weighted-average interest rate for bank loan in China, as well as the large increase of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $829,835 for the six month period ended June 30, 2011 as compared to $1,123,378 for the six month period ended June 30, 2010, a decrease of $293,543, or 26.13%. This decrease is primarily attributable to a decrease in profits before income taxes decreased from $4,513,526 in the six month period ended June 30, 2011 to $2,956,868 for the six month period ended June 30, 2010, a decrease of 34%.

Net Income attributable to China RuiTai

We had net income attributable to China RuiTai of $2,105,762 for the six month period ended June 30, 2011 as compared to $3,356,447 for the six month period ended June 30, 2010, a decrease of $1,250,685, or  37.26%.This decrease is primarily attributable to an increase in selling, general and administration expenses.

Liquidity and Capital Resources

The Company anticipates obtaining additional financing to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months. The Company is exposed to certain risks for significant negative working capital as indicated on the balance sheet, which increases the concern for management’s ability to fulfill the Company’s working capital requirements as well as the ability to continue as a going concern.  The risk is mainly the result of a high level of short-term bank borrowings pursuant to which China RuiTai has a proven record of excellent credit history with the local bank for the past ten years. We do not believe additional debt financing from the bank to fulfill the working capital requirements will be an issue due to the track record of the Company’s credit history and the solid relationship with the local bank. In the event of a default under the bank borrowings, the Company has a $37,481,694 commercial leasing asset, “Taishan Building”, located at Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, which can be sold in the open market.

Results of Operations for the Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010

Revenue

Revenue.  During the three month period ended June 30, 2010, we had revenues of $11,722,184 compared to revenues of $11,171,175 during the three month period ended June 30, 2010, an increase of 4.93%. The increase in revenue was primarily attributable to: (i) the increase in the product prices; and (ii) the change in our sales strategy.  In April 2011, we started to merge into high-end pharmaceutical products and the PVC sector, focusing on the Hvdroxyethyl Cellulose (“HEC”) market.

Cost of Sales.  During the three month period ended June 30, 2011, our cost of sales was $8,001,818 compared to costs of sales of $8,222,567 for the three month period ended June 30, 2010, a decrease of 2.68%. This decrease in cost of sales resulted in an improvement in energy savings.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $604,849 for the three month period ended June 30, 2011, compared to the selling expenses of $530,310 for the three month period ended June 30, 2010, an increase of 14.06%. This increase results primarily from an increase of freight charge.

General and Administrative Expenses.  General and administrative expenses totaled $660,283 for the three month period ended June 30, 2011 compared to $215,858 for the three month period ended June 30, 2010, an increase of 205.89%. The main reason for the increase can be attributed to (i)  employees payroll increase according to China’s inflation rate; and (ii) a $422,988 increase in bad debt expense in the three month period ended June 30, 2011.

Income From Operations

For the three month period ended June 30, 2011, our income from operations was $2,455,234 compared to income from operations of $2,202,440 for the three month period ended June 30, 2010, an increase of 11.48%. This increase was primarily attributable to higher sales and lower cost of sales net of increases in operating activities.

Commercial Leasing Income and cost

For the three month period ended June 30, 2011, our commercial leasing income was $373,832 as compared to $311,774 for the three month period ended June 30, 2010, an increase of 19.90%. The increase was due to annual rental increase as agreed in the contract, as well as the appreciation of RMB. Rental income was from an acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai.  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building. As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $373,832 for the three month period ended June 30, 2011.

Interest Income

For the three month period ended June 30, 2011, our interest income was $90,940 compared to interest income of $175,432 for the three month period ended June 30, 2010, a decrease of $84,492, or 48.16%. The decrease of interest income is because of a decrease of our average cash and restricted cash deposit in the bank.

Interest Expense

For the three month period ended June 30, 2011, we incurred interest expense in the amount of $796,829 compared to interest expense of $550,610 for the three month period ended June 30, 2010, an increase of 44.72%. The increase in interest expense resulted primarily from an increase of the weighted-average interest rate for the bank loan in China, as well as the large increase of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $531,859 for the three month period ended June 30, 2011 compared to $477,076 for the three month period ended June 30, 2010, an increase of $54,783, or 11.48%. This increase can be primarily attributed to an increase in profits before income taxes and an increase of minority interest from $1,908,305 in the three month period ended June 30, 2010 to $1,915,565 for the three month period ended June 30, 2011, an overall increase of 0.38%.

Net Income attributable to China RuiTai

We had net income of $1,369,869 for the three month period ended June 30, 2011 compared to $1,416,917 for the three month period ended June 30, 2010, a decrease of $47,048, or 3.32%.  This decrease is primarily attributable to an increase in operating expenses.

Total Current Assets and Total Assets

As of June 30, 2011: (i) our total current assets were $72,762,881 as compared to total current assets of $54,837,199 at December 31, 2010, an increase of $17,925,682, or  32.69%; and (ii) our total assets were $129,617,415 as of June 30, 2011 compared to $110,977,589 as of December 31, 2010, an increase of $18,639,826, or  16.80%. Our total assets increased due to changes that we experienced in cash and cash equivalents, restricted cash, accounts receivable, and notes receivable, all of which are discussed below.

Cash and Cash Equivalents. As of June 30, 2011, our cash and cash equivalents were $17,994,188 as compared to $25,286,619 at December 31, 2010, a decrease of $7,292,431, or 28.84%.  This decrease was primarily attributable to the additional cash required to be deposited as restricted in the bank to serve as collateral for increased notes payable.

Restricted Cash. As of June 30, 2011, our restricted cash was $24,075,507 as compared to $10,254,394 at December 31, 2010, an increase of $13,821,113, or 134.78%.  The Company is required to make restricted security deposits between 50% and 100% of the face amount of the notes with the banks until the notes are settled. This increase was primarily attributable to an overall increase in notes payable.

Accounts Receivable. As of June 30, 2011, our accounts receivable were $10,267,874 as compared to $4,896,665 at December 31, 2010, an increase of $5,371,209, or 109.69%.  This increase was primarily attributable to the effort in developing our marketing strategy to strengthen our sales by extending the accounts receivables payback period to attract our customers.

Advance to suppliers. As of June 30, 2011, we have an advance to suppliers of $2,104,015 as compared to $1,171,477 at December 31, 2010, an increase of $932,538, or 79.6%.  This increase was primarily attributable to the corresponding increase attributable to our prepayments to our suppliers to secure favorable raw material prices.

Inventories. As of June 30, 2011, we had inventories of $11,454,083 as compared to $9,468,211 as of December 31, 2010, an increase of $1,985,872, or 20.97%. The increase in inventories from 2011 to 2010 was the result of the decrease in construction products sale.

Total Current Liabilities

As of June 30, 2011, our total current liabilities were $96,876,768 as compared to $81,072,866 at December 31, 2010, an increase of $15,803,902, or 19.49%.  This increase was primarily attributable to changes in notes payable, and due to related parties as discussed below.

Notes Payable. As of June 30, 2011, our notes payable were $11,759,245 as compared to $15,124,474 as of December 31, 2010, a decrease of $3,365,229, or 22.25%. This decrease was attributable to the changes in the suppliers’ preference of payment method.

Due to related parties. As of June 30, 2011, due to related parties were $567,327 as compared to $2,526,474 as of December 31, 2010, a decrease of $1,959,147, or 77.54%. The decrease in due to related parties was attributable to continued repayment of the money owed to the related parties to lower interest expense.

Operating Activities

Net cash of $23,323,988 was used in operating activities during the six month period ended June 30, 2011 compared to net cash used in operating activities of $532,070 during the six month period ended June 30, 2010, representing a difference of $22,791,918. The increase in net cash used by our operating activities was primarily attributable to the following five reasons: (i) a $13,442,342 increase in restricted cash for the six month period ended June 30, 2011 and a $2,346,400 increase in restricted cash for the six month period ended June 30, 2010, a net change of $11,095,942.  The increase in restricted cash is in proportion to the increase in notes payable; (ii) there was a $1,749,315 increase in inventories for the six month period ended June 30, 2011 and a $732,041 decrease in inventories for the six month period ended June 30, 2010, a net change of $2,481,356. The increase of inventories is a result of an increase in the price of raw materials; (iii) there was a $1,164,805 increase in advance to suppliers for the six month period ended June 30, 2011 and a $29,570 increase in advance to suppliers for the six month period ended June 30, 2010, a net change of $1,135,235; (iv) there was a $623,931 decrease in accounts payable for the six month period ended June 30, 2011 and a $1,492,701 increase in accounts payable for the six month period ended June 30, 2010, a net change of  $2,116,632, which was due to our prompt payment to our supplier to secure favorable raw material prices in 2011; and (v) there was a $3,674,444 decrease in the notes payables for the six month period ended June 30, 2011 and a $1,613,150 decrease in notes payables for the six month period ended June 30, 2010, a net change of $2,061,294, which reflects the Company’s flexibility in choosing the payment method to our suppliers which will be most favorable to the Company.

Investing Activities

During the six month period ended June 30, 2011, the net cash provided in investing activities was $574,955 as compared to net cash used in investing activities of $1,369,347 for the six month period ended June 30, 2010, a decrease of $794,392. This decrease was primarily attributable to the decrease in the purchase of the equipment.

Financing Activities

During the six month period ended June 30, 2011, the net cash provided by financing activities was $16,109,206 as compared to net cash used in financing activities of $3,815,953 for the six month period ended June 30, 2010, an increase of $12,293,253. This change in financing activities was primarily attributable to increasing approximately $20.9 million of loans by utilizing a note payable from the related party and decrease of net loan of $8.5 million, as a result of increased net cash for financing activities.

Off Balance Sheet Arrangements

As of June 30, 2011, the Company has unconditionally guaranteed certain loans and notes for third-party enterprises in the aggregate amount of $45,011,925. These third-party enterprises, in turn, have guaranteed loans for the Company in the aggregate amount of  $23,209,036 as of June 30, 2011. The unconditional guarantees made by the Company require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: August 15, 2011	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)