Form 10-Q/A
period 2011-06-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2011-08-29
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Explanatory Note

The sole purpose of this Amendment No. 1 to China Ruitai International Holdings Co., Ltd.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.    Exhibits

Exhibit Number	Description	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 15, 2011

101.1
The following financial statements from China Ruitai International Holdings Co., Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: August 29, 2011	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2011	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)