Form 10-Q
period 2011-09-30
CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.
filed 2011-11-14
CIK 76348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2011, there were outstanding 26,000,000 shares of the registrant’s common stock, par value $0.001 per share.

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

ITEM 1.	Financial Statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,816,329	$25,286,619
Restricted cash	25,274,142	10,254,394
Accounts receivable, net	9,699,960	4,896,665
Notes receivable	3,084,732	2,736,496
Advances to suppliers, net	2,270,509	1,171,477
Inventories	11,337,856	9,468,211
Other receivables, net	5,210,959	1,023,337
Due from related party	9,600,829	-
Total current assets	73,295,316	54,837,199

Property and equipment, net	14,287,803	14,014,923
Commercial leasing assets, net	37,612,060	37,079,584
Advance payment for equipment purchase	54,049	-
Land use rights, net	5,126,356	5,045,883

TOTAL ASSETS	$130,375,584	$110,977,589

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank loans	$37,480,084	$42,339,454
Long-term loan, current portion	1,171,546	-
Accounts payable	7,167,471	7,691,017
Notes payable	4,373,770	15,124,474
Notes payable- related party	34,677,747	3,024,895
Advances from customers	1,134,199	687,408
Due to related party	-	2,526,474
Income tax payable	1,258,466	4,336,457
Other payables	3,360,023	3,872,549
Loan from employees	2,025,823	1,470,138
Total current liabilities	92,649,129	81,072,866

Long-term loan	3,514,636	-
Total Liabilities	96,163,765	81,072,866

Commitments and contingencies

Equity
Shareholders’ equity:
Common stock ($.001 par value; 50,000,000 shares authorized authorized shares issued and outstanding 26,000,000 as of September 30,
2011 and December 31, 2010)	26,000	26,000
Additional paid-in capital	2,945,195	2,908,171
Statutory reserve	1,369,652	1,369,652
Retained earnings	26,255,116	23,043,387
Accumulated other comprehensive income	3,278,887	2,264,049
Total China Ruitai Shareholders’ Equity	33,874,850	29,611,259
Non-controlling interest	336,969	293,464
Total Equity	34,211,819	29,904,723
TOTAL LIABILITIES AND EQUITY	$130,375,584	$110,977,589

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales	$10,955,475	$11,180,701	$32,264,476	$32,590,132
Cost of sales (See note below)	8,693,366	7,590,381	23,479,317	22,742,820
Gross margin	2,262,109	3,590,320	8,785,159	9,847,312

Operating expenses:
General and administrative expenses	648,200	436,218	2,029,978	936,328
Selling expenses	515,979	432,914	1,649,357	1,322,299
Total operating expense	1,164,179	869,132	3,679,335	2,258,627

Income from operations	1,097,930	2,721,188	5,105,824	7,588,685

Other income/(expense)
Interest income	1,027,060	267,465	1,205,441	834,077
Interest expense	(752,579)	(536,097)	(2,289,361)	(1,665,194)
Commercial leasing income	377,871	305,767	1,120,486	920,724
Cost of commercial leasing	(227,200)	(215,831)	(673,433)	(643,961)
Other income/(expense)	(3,754)	(9,812)	7,239	11,875
Total other income/(expense), net	421,398	(188,508)	(629,628)	(542,479)

Income before income tax expense	1,519,328	2,532,680	4,476,196	7,046,206

Income tax expense	401,816	633,170	1,231,651	1,756,548

Net income before allocation to non-controlling interests	1,117,512	1,899,510	3,244,545	5,289,658

Less: Net income attributable to non-controlling interests	11,545	18,995	32,816	52,696
Net income attributable to China Ruitai	1,105,967	1,880,515	3,211,729	5,236,962

Comprehensive income
Net Income before allocation to non-controlling interest	1,117,512	1,899,510	3,244,545	5,289,658
Foreign Currency Translation Adjustment	316,636	440,007	1,025,527	610,963

Comprehensive Income	$1,434,148	$2,339,517	$4,270,072	$5,900,621
Less: Comprehensive income attributable to non-controlling interests	14,898	23,395	43,505	58,826
Comprehensive Income Attributable to China Ruitai	$1,419,250	$2,316,122	$4,226,567	$5,841,795

Earnings per share - Basic and diluted	$0.04	$0.07	$0.12	$0.20
Weighted average number of common shares outstanding-Basic and diluted	26,000,000	26,000,000	26,000,000	26,000,000

(Note: The cost of sales includes hot steam purchased from a related party, but the precise amount could not reasonably be determined, see note 13)

See notes to unaudited consolidated financial statements.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income before allocation to non-controlling interests	$3,244,545	$5,289,658
Adjustments to reconcile net income before non-controlling interests to net cash used in operation activities
Depreciation	1,872,051	1,777,706
Amortization of land use rights	83,686	84,395
Bad debt provision	1,316,363	(239,125)
Loss on disposal of equipment	3,518	-
Stock based compensation	37,024	-
Changes in operating assets and liabilities:
Restricted cash	(14,448,202)	16,769,400
Accounts receivable	(4,712,792)	(3,659,692)
Notes receivable	(254,330)	5,696,019
Advances to suppliers	(2,250,276)	461,144
Inventories	(1,534,086)	757,691
Other receivables	(4,197,290)	(1,127,529)
Accounts payable	(763,410)	1,081,040
Notes payable	(11,066,708)	(25,007,000)
Other payables	(629,316)	1,212,374
Advances from customers	417,447	1,198,451
Income taxes payable	(3,168,666)	953,241

Net cash (used in)/provided by operating activities	(36,050,442)	5,247,773

Cash flows from investing activities:
Advanced payment to purchase equipment	(1,018,803)	(1,593,008)
Purchase of property and equipment	91,364	-

Net cash used in investing activities	(927,439)	(1,593,008)

Cash flows from financing activities:
Proceeds from bank loans	33,190,901	37,648,774
Repayment of bank loans	(34,727,943)	(25,880,774)
Proceeds from loan from a related party	31,048,263	-
Repayment of loan from a related party	(12,014,621)	(4,046,323)
Repayment of loan from employee	499,331	28,215

Net cash provided by financing activities	17,995,931	7,749,892

Effect of foreign exchange rate fluctuation on cash and cash equivalents	511,660	439,890
Net (decrease) increase in cash and cash equivalents	(18,470,290)	11,404,657

Cash and cash equivalents- beginning of period	25,286,619	10,174,528

Cash and cash equivalents-end of period	$6,816,329	$22,019,075

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$2,289,361	$1,665,194
Cash paid for income tax	$4,397,898	$803,069

See notes to unaudited consolidated financial statements

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In addition, the Company’s unaudited consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2011 and December 31, 2010, the Company had significant negative working capital $19,353,813 and $26,235,667, respectively, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining necessary financing or achieving a consistently profitable level of operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The accompanying unaudited consolidated financial statements as of September 30, 2011, and for the three months and nine months ended September 30, 2011 and 2010 have been prepared in accordance with United States GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments). The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010 that are included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and the interim financial statements are not indicative of the results for the year.

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

Impairment of long-lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the three months and nine months ended September 30, 2011 and 2010.

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

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed. Accounts receivable as of September 30, 2011 and December 31, 2010 were:
	September 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable	$11,354,209	$6,356,204
Less: Allowance for doubtful accounts	(1,654,249)	(1,459,539)

	$9,699,960	$4,896,665

Allowance for doubtful accounts movement for the nine months ended September 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	September 30, 2011
Allowance for doubtful accounts	$(1,459,539)	$(343,794)	$149,084	$-	$(1,654,249)

Allowance for doubtful accounts movement for the nine months ended September 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	September 30, 2010
Allowance for doubtful accounts	$(1,606,569)	$(143,458)	$139,709	$-	$(1,610,318)

4.	NOTES RECEIVABLE

Notes receivables of $3,084,732 as of September 30, 2011 and $2,736,496 as of December 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 3 to 6 months, and are accepted by banks.

5.	OTHER RECEIVABLES, NET

Other receivables mainly represent advances to salesman and outside supplier agents for business and are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Other receivables as of September 30, 2011 and December 31, 2010 were:
	September 30, 2011	December 31, 2010
	(Unaudited)

Other receivables	$6,431,899	$2,106,923
Less: Allowance for doubtful accounts	(1,220,940)	(1,083,586)

	$5,210,959	$1,023,337

Allowance for doubtful accounts movement for the nine months ended September 30, 2011 was:

	December 31, 2010	Provision	Reverse	Write- off	September 30, 2011
Allowance for doubtful accounts	$(1,083,586)	$(201,752)	$64,398	$-	$(1,220,940)

Allowance for doubtful accounts movement for the nine months ended September 30, 2010 was:

	December 31,			Write-	September
	2009	Provision	Reverse	off	30, 2010
Allowance for doubtful accounts	$(1,164,413)	$(83,206)	$162,191	$-	$(1,085,428)

6.	ADVANCES PAYMENT, NET

Advances payment are recognized and carried at original amounts less an allowance for uncollectible accounts, as needed. Advances payment as of September 30, 2011 and December 31, 2010 were:

(1)	Short term

	September 30, 2011	December 31, 2010
	(Unaudited)

Advances payment to suppliers	$6,291,031	$4,770,170
Less: Allowance for doubtful accounts	(4,020,522)	(3,598,693)

	$2,270,509	$1,171,477

Allowance for doubtful accounts movement for the nine months ended September 30, 2011 was:

	December 31,			Write-	September
	2010	Provision	Reverse	off	30, 2011
Allowance for doubtful accounts	$(3,598,693)	$(510,631)	$88,802	$-	$(4,020,522)

Allowance for doubtful accounts movement for the nine months ended September 30, 2010 was:

	December 31, 2009	Provision	Reverse	Write- off	September 30, 2010
Allowance for doubtful accounts	$(3,579,949)	$(243,506)	$257,406	$-	$(3,566,049)

(2)	Long term
	September 30, 2011	December 31, 2010
	(Unaudited)

Advances payment for equipment purchase	$1,021,598	$1,079,052
Less: Allowance for doubtful accounts	(967,549)	(1,079,052)

	$54,049	$-

Allowance for doubtful accounts movement for the nine months ended September 30, 2011 was:

	December 31,			Write-	September
	2010	Provision	Reverse	off	30, 2011
Allowance for doubtful accounts	$(1,079,052)	$-	$111,503	$-	$(967,549)

Allowance for doubtful accounts movement for the nine months ended September 30, 2010 was:

	December 31,			Write-	September
	2009	Provision	Reverse	off	30, 2010
Allowance for doubtful accounts	$(1,165,915)	$-	$149,989	$-	$(1,015,926)

7.	INVENTORIES

Inventories as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$3,436,184	$3,791,070
Work in progress	1,526,049	977,302
Finished goods	6,375,623	4,699,839

	$11,337,856	$9,468,211

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Buildings	$9,494,323	$9,109,630
Machinery and equipment	12,539,411	11,565,294
Office equipment and furniture	181,194	85,364
Motor vehicles	607,996	557,167
	22,822,924	21,317,455
Less: Accumulated depreciation	(8,748,668)	(7,305,224)
	14,074,256	14,012,231
Construction in progress	213,547	2,692
	$14,287,803	$14,014,923

The depreciation expenses were $406,074 and $391,065 for the three months ended September 30, 2011 and 2010, respectively; and $1,198,618 and $1,133,745 the nine months ended September 30, 2011 and 2010, respectively.

9.	LAND USE RIGHTS, NET

Land use rights as of September 30, 2011 and December 31, 2010 consist of the following:
	September 30, 2011	December 31, 2010
	(Unaudited)
Land use right	$5,777,895	$5,594,381
Less: Accumulated amortization	(651,539)	(548,498)

	$5,126,356	$5,045,883

Amortization expenses were $27,055 and $30,151 for the three months ended September 30, 2011 and 2010, respectively; and $83,686 and $84,395 for the nine months ended September 30, 2011 and 2010, respectively.

10.	COMMERCIAL LEASING ASSETS, NET

On December 31, 2009, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”) (a related party) and TaiAn Ruitai entered into a Set-Off Agreement to settle the outstanding balance Shandong Ruitai owed to TaiAn Ruitai. Pursuant to the terms of the Set-Off Agreement, TaiAn Ruitai agreed to permit Shandong Ruitai to repay a total of $31,745,649 by transferring 100% of Shandong Ruitai’s ownership interest in real estate property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (“Taishan Building” or the “Property”). In conjunction with the Set-Off Agreement, the parties engaged an appraisal firm certified by local government to perform an independent appraisal of the Property.  The firm appraised the fair market value of the Property as of December 31, 2009 to be $36,710,934.

Taishan Building is a residential building with 47 apartments and is entirely rented to Beijing Shengmei Hotel Management Company, operated as a budget hotel, for a period ending March 31, 2028. The Company treats Taishan Building as commercial leasing assets and provides depreciation over 43 years. The lease may be terminated at any time by any party.

Commercial lease assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Buildings	$39,207,723	$37,940,688
Less: Accumulated depreciation	(1,595,663)	(861,104)

	$37,612,060	$37,079,584

The depreciation expenses were $227,200 and $215,831 for the three months ended September 30, 2011 and 2010, respectively; and $673,433 and $643,961 for the nine months ended September 30, 2011 and 2010, respectively.

11.	SHORT-TERM BANK LOANS

Short-term bank loans at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011	$-	$1,155,510

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 19, 2011.	-	1,255,331

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on January 18, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on May 28, 2011.	-	1,058,713

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on May 1, 2011.	-	1,361,203

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on April 14, 2011.	-	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on March 9, 2011.	-	2,268,671

Loan from Feicheng Rural Credit Union with interest rate of 6.67%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Matured on June 18, 2011.	-	1,512,447

Loan from Weihai Commercial Bank with interest rate of 6.06%, guaranteed by Shandong RunYin Biological Co., Ltd., Matured on June 8, 2011.	-	3,024,896

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.06%, guaranteed by Feicheng Golden Dragon Co., Ltd., Matured on May 16, 2011.	-	3,024,895

Loan from Feicheng Rural Credit Union with interest rate of 5.31%, guaranteed by Shandong Acid Chemicals Co., Ltd. & Mr. Lu Xingfu. Maturied on May 17, 2011.	-	907,468

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. maturing on October 14, 2011.	1,562,061	1,512,447

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Matured on September 18, 2011.	-	1,966,182

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 6.67%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on October 19, 2011.	1,562,061	1,512,448

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 0%, guaranteed by Feicheng Golden Dragon Co., Ltd., Maturing on December 28, 2011.	624,824	604,979

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Matured on September 2, 2011.	-	6,049,790

Loan from Citic Bank Qingdao Branch with interest rate of 6.67%, guaranteed by Mr. Lu Xingfu., Matured on September 28, 2011.	-	3,024,896

Loan from Shenzhen Development Bank Jinan Branch with interest rate of 6.06%, guaranteed by Shangdong Ruitai Cellulose Co., Ltd., Maturing on November 26,2011.	4,686,182	4,537,342

Loan from Qingdao Bank Jinan Branch with interest rate of 6.67%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Matured on August 27, 2011.	-	4,537,342

Loan from China Communication Bank Tai'an Branch with interest rate of 6.44%, guaranteed by Shandong Acid Chemicals Co., Ltd. Maturing on November 18, 2011.	1,562,061	-

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,193,414	-

Loan from Feicheng Rural Credit Union with interest rate of 6.06%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 21, 2012.	1,296,510	-

Loan from Feicheng Rural Credit Union with interest rate of 7.27%, guaranteed by Shandong Juyuan Mining Group Co. Ltd. & Mr. Lu Xingfu. Maturing on January 29, 2012.	1,562,061	-

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on February 15, 2012.	4,998,594	-

Loan from Bank of China Taian Branch with interest rate of 6.06%, guaranteed by Shangdong Acid Chemicals Co. Ltd. Maturing on February 16, 2012.	1,405,855	-

Loan from Feicheng Rural Credit Union with interest rate of 6.31%, guaranteed by Shandong Acid Chemicals Co., Ltd. & Mr. Lu Xingfu. Maturing on May 16, 2012.	937,236	-

Loan from Agricultural Bank of China Wenyang Branch with interest rate of 7.57%, guaranteed by Shandong Acid Chemicals Co., Ltd., Maturing on May 19, 2012.	3,124,121	-

Loan from Bank of China Taian Branch with interest rate of 5.31%, guaranteed by Feicheng Acid Chemicals Co. Ltd. Maturing on September 15, 2012.	2,030,679	-

Loan from Qingdao Bank Jinan Branch with interest rate of 7.54%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on August 30, 2012.	4,686,182	-

Loan from Shanghai Pudong Development Bank Jinan Branch with interest rate of 7.22%, guaranteed by Feicheng Acid Chemicals Co. Ltd., Maturing on September 2, 2012.	6,248,243	-
	$37,480,084	$42,339,454

The interest expenses for the bank loans were $717,607 and $536,097 for the three months ended September 30, 2011 and 2010, respectively, and $2,024,362 and $1,665,194 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average interest rates for bank loans were 6.44% and 5.38% at September 30, 2011 and 2010, respectively. The Company paid off all matured short-term bank loans before the date the financial statements have been issued.

12.	LONG-TERM LOANS

In July 2011, the Company borrowed $4,686,182 from The Bank of China Feicheng Branch, with an interest rate equal to the floating rate, guaranteed by Shandong Yinbao Food Co. Ltd. The interest rate shall be adjusted every 3 months, the first payment term executive interest rate is based on the 1-3 year bank loan interest rate (6.65%) with 20% up stream floating. As of September 30, 2011, $1,171,546 was due within one year.

13.	RELATED PARTY BALANCE TRANSACTIONS AND BALANCES

Purchase

The Company purchases hot steam from Shandong Ruitai, which is owned by Mr. Xingfu Lu, the President, and Mr. Dian Min Ma, the CEO of the Company. The Company purchased hot steam from Shandong Ruitai aggregating $693,954 and $886,860 for the three months ended September 30, 2011 and 2010, and $2,138,530 and $3,064,093 for the nine months ended September 30, 2011 and 2010, respectively. The cost of sales includes steam purchased from a related party but the precise amount could not reasonably be determined.

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

Due from related party

As of September 30, 2011, the Company had a balance due from Shandongs Ruitai of $9,600,829 which was non-interest bearing and due upon the Company’s demand for Shandong Ruitai’s business development needs. As of December 31, 2010, the Company had a balance due to Shandong Ruitai of $2,526,474 which included the payable to purchase hot steam.

Notes payable to related party

As of September 30, 2011, the balance of notes payable to Shandong Ruitai was $34,677,747.  The loans were non-interest bearing for the purpose of financing the Company’s operations due to a lack of working capital, and have no fixed terms of repayment.

14.	NOTES PAYABLE

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

The Company is required to make a restricted security deposit between 50% and 100% of the face amount of the notes in the banks until the notes are settled. Restricted cash for this purpose amounted to $25,274,142 and $10,254,394 as of September 30, 2011 and December 31, 2010, respectively.

15.	OTHER PAYABLES

Other payables as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Other taxes payable	$1,106,163	$1,458,147
Payroll	186,021	149,210
Employee security deposit	24,579	28,638
Loan from third party	523,549	540,473
Sales commission payable	1,305,517	1,260,692
Accrued expenses	91,960	317,037
Others	122,234	118,352

	$3,360,023	$3,872,549

Other taxes payable include VAT payable, real estate tax payable, individual income tax payable and other tax payables. Loans from third parties were non-interest bearing loans for the purpose of working capital, payable upon the Company’s discretion.

16.	LOAN FROM EMPLOYEES

Loan from employee represents loans from employees to finance the Company’s operations due to a lack of working capital. The Company paid 0.6% interest on these loans monthly for the period July 1, 2007 through March 31, 2009. Beginning from April 1, 2009, the Company pays 0.5% interest on these loans monthly. Cash flows from these activities are classified as cash flows from financing activities. Loan from employee was $2,025,823 as of September 30, 2011 and $1,470,138 as of December 31, 2010. The Company paid interest of $34,972 and $18,895 for the three months ended September 30, 2011 and 2010, respectively, and $81,745 and $61,450 for nine months ended September 30, 2011 and 2010, respectively.

17.	INCOME TAXES

The tax payables balance of $1,258,466 and $4,336,457 as of September 30, 2011 and December 31, 2010 represents the income tax accrual of TaiAn Ruitai. TaiAn Ruitai is subject to PRC income tax at a rate of 25%.

Income tax expenses were $401,816 and $633,170 for the three months ended September 30, 2011 and 2010, respectively, which represents PRC current income taxes. Income tax expenses were $1,231,651 and $1,756,548 for the nine months ended September 30, 2011 and 2010, respectively, which represents PRC current income taxes.

The Company has not recorded tax provision for U.S. and Vanuatu tax purposes as it has no assessable profits arising in or derived from the United States or Vanuatu and intends to permanently reinvest accumulated earnings in the PRC operations.

The Company has a deferred tax asset on net operating losses of $221,304 and $184,280 as of September 30, 2011 and December 31, 2010, respectively. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have sufficient operations in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $221,304 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in the United States in future periods with a supportable trend, the valuation allowance will be reversed accordingly.

18.	STATUTORY RESERVES

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

Both of the balances of statutory reserves as of September 30, 2011 and December 31, 2010 were $1,369,652, and for the nine months ended September 30, 2011 and 2010, the Company did not make appropriation in its statutory reserves since such reserve had reached 50% of registered capital.

19.	CONCENTRATIONS AND CREDIT RISKS

At September 30, 2011 and December 31, 2010, the Company had a credit risk exposure of cash in banks of $6,816,329 and $25,286,619, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

Major Customers

During the three months ended September 30, 2011, no single customer accounted for 10% or more of the company’s net revenue. During the three months ended September 30, 2010, the Company’s largest customer accounted for 14% of the Company’s net revenue.

During the nine months ended September 30, 2011, the Company’s largest customer accounted 13% of the Company’s net revenue. The outstanding account receivable balance for this customer was $91,518 as of September 30, 2011. No single customer accounted for 10% or more of the Company’s net revenue for the nine months ended September, 30, 2010.

Major Suppliers

During the three months ended September 30, 2011, two major suppliers accounted for 41% of the Company’s total purchase. The account payable balances for the two largest suppliers were $1,416,789 as of September 30, 2011. During the three months ended September 30, 2010, three major suppliers accounted for 39% of the Company’s total purchase. The account payable balances for the four largest suppliers were $627,306 as of September 30, 2010. During the nine months ended September 30, 2011, no single supplier accounted for 10% or more of the Company’s total purchase. During the nine months ended September 30, 2010, two major suppliers accounted for 25% of the Company’s total purchase.

20.	WARRANT

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

As all the warrants were vested in 2008, there was no warrant cost charged during the periods presented. There were no warrants exercised as of September 30, 2011 and December 31, 2010.

On May 19, 2008, the Company engaged a consultant as its exclusive investment banker and agent for a one-year period ended May 19, 2009, and subject to cancellation by thirty (30) days written notice. As part of compensation to the consultant, the Company issued the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share. The warrant has a term of five (5) years and was issued on May 19, 2008. Management valued the warrant at $1.84 per share using the Black-Scholes pricing model with assumptions summarized below, for a total of $368,000, which will be amortized over the prospective beneficial period.

Grant Date Stock Price	Exercise Price	Warrant Life	Risk Free Interest Rate	Expected Volatility
$4.00	$4.00	5 years	2.00%	51%

As all the warrants were vested in 2009, there was no warrant cost charged during the periods presented.. There were no warrants  exercised as of September 30, 2011 and December 31,2010.

The warrant agreements contained cash settlement and down round protection clauses.  Accordingly, the warrants should be accounted for as liability from its issuance date at its fair value with changes in value included in earnings each reporting period. The Company treated it as equity due to an immaterial difference.

On July 1, 2011, the Company granted warrants to purchase 30,000 shares to its consultant, Lamnia International, and 90,000 shares to another consultant, Matthew Hayden, at an exercise price of $1.15 per share. The warrants vest and become exercisable on July 1, 2011 and expire on July 1, 2015.  Management valued the warrant at $0.03 per share using the Binomial model with assumptions summarized below, for a total of $37,024, which will be amortized over the prospective beneficial period.

Grant Date Stock Price	Exercise Price	Warrant Life	Risk Free Interest Rate	Expected Volatility
$0.25	$1.15	4 years	2.22%	60%

As all the warrants were vested in the nine months ended September 30, 2011, there is $37,024 warrant cost charged as of September 30, 2011.

21.	EARNINGS PER SHARE

	Three Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$1,105,967	$1,880,515
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share-basic and diluted	$0.04	$0.07

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Numerator used in basic net income per share:
Net income attributable to China Ruitai Shares	$3,211,729	$5,236,962
Weighted average common shares outstanding	26,000,000	26,000,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	26,000,000	26,000,000

Earnings per common share-basic and diluted	$0.12	$0.20

As of September 30, 2011 and 2010, the Company had 470,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive since the exercise price of these warrants was higher than the average market price during the period presented.

22.	COMMITMENTS AND CONTINGENCIES

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

Bank loans that the Company has guaranteed for third-party enterprises consist of the following as of September 30, 2011:

Bank loans:
Financial institutions	Amount	Duration	Borrower
Agriculture development bank of China Feicheng branch	$4,061,358	May 11, 2010 to May 10, 2012	Taipeng Group

Bank of China Feicheng branch	1,468,337	October 21, 2010 to October 8,2011	Shandong Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	890,000	October 23, 2010 to October 23, 2011	Feicheng Acid Chemicals Ltd., Co.

Bank of China Feicheng branch	2,655,503	October 13, 2011 to September 13,2012	Taipeng Household Items Ltd., Co.

Bank of China Feicheng branch	1,046,581	October 13, 2011 to September 13,2012	Taipeng Nonwoven Ltd., Co.

Bank of China Feicheng branch	468,618	October 13, 2011 to September 13,2012	Taipeng new material Ltd., Co.

Bank of China Feicheng branch	2,821,082	October 13, 2011 to September 13,2012	Feicheng Jinlong Textile Ltd., Co.

Bank of China Feicheng branch	2,655,503	November 12, 2010 to November 12,2011	Shandong Yinbao Food Ltd., Co.

Bank of China Feicheng branch	2,343,091	January 20, 2011 to January 20,2012	Shandong Yinbao Food Ltd., Co.

Shenzhen development bank Jinan branch	1,562,060	June 2, 2011 to June 2,2012	Shandong RunYin Biological Chemicals Co., Ltd.

Shenzhen development bank Jinan branch	3,905,151	May 20, 2011 to May 20, 2012	Shandong Yinbao Food Ltd., Co.

Bank of Communication Taian Branch	4,061,358	September 15, 2011 to September 15, 2012	Shandong Yinbao Food Ltd., Co.

Agriculture bank of China Feicheng branch	3,592,739	October 27, 2010 to October 26, 2011	Shandong Yinbao Food Ltd., Co.

Bank of Communication Taian Branch	3,748,946	September 15, 2011 to September 15, 2012	Feicheng Jinlong Textile Ltd., Co..
	$35,280,327

Bank acceptable notes:
Financial institutions	Amount	Duration	Borrower
Shenzhen development bank	$4,686,182	September 14, 2011 to September 14, 2012	Taipeng Nonwoven Ltd., Co.

Industry bank	6,248,243	March 20,2011 to September 20, 2011	Feicheng Acid Chemicals Ltd., Co.

Shenzhen development bank	3,124,121	October 26, 2010 to October 26, 2011	Shandong Lulong Group Ltd., Co.
	$14,058,546

23.	SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the nine months ended September 30, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Nine Month Period Ended September 30, 2011 Compared to the Nine Month Period Ended September 30, 2010

Revenue

Revenue.  During the nine month period ended September 30, 2011, we had revenues of $32,264,476 as compared to revenues of $32,590,132 during the nine month period ended September 30, 2010, a slight decrease of 1%. The decrease in revenue was primarily attributable to the sales strategy change since the last quarter. Our sales are now focusing more on high-end pharmaceutical products and the Polyvinyl chloride (“PVC”) products sector.

Cost of Sales.  During the nine month period ended September 30, 2011, our cost of sales was $23,479,317 as compared to costs of sales of $22,742,820 for the nine month period ended September 30, 2010, an increase of 3.24%. This increase in cost of sales resulted primarily from an increase in the price of raw materials and energy usage.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses. Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $1,649,357 for the nine month period ended September 30, 2011 as compared to $1,322,299 for the nine month period ended September 30, 2010, an increase of 24.73%. This increase results primarily from: (i) an increase in the freight charge for pharmaceutical and PVC products; and (ii) an increase of products packaging.

General and Administrative Expenses.  General and administrative expenses totaled $2,029,978 for the nine month period ended September 30, 2011 as compared to $936,328 for the nine month period ended September 30, 2010, an increase of 116.80%. This increase was due to an increase in the bad debt expense.

Income from Operations

For the nine month period ended September 30, 2011, our income from operations was $5,105,824 as compared to income from operations of $7,588,685 for the nine month period ended September 30, 2010, a decrease of 32.72%. This decrease was primarily attributable to a dramatic increase in selling, marketing expenses and general and administrative expenses.

Commercial Leasing Income and Cost

For the nine month period ended September 30, 2011, our commercial leasing income was $1,120,486 as compared to $920,724 for the nine month period ended September 30, 2010, an increase of 21.70%. The increase was due to an annual rental increase as agreed in the contract, as well as the appreciation of RMB. Rental income was from an acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai Chemicals Co., Ltd. (“Shandong Ruitai”).  TaiAn, our subsidiary, agreed to permit Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in exchange for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building, or Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, China (the “Taishan Building”).

Interest Income

For the nine month period ended September 30, 2011, our interest income was $1,205,441 as compared to $834,077 for the nine month period ended September 30, 2010, an increase of $371,364, or 44.52%. The increase of interest income resulted primarily from an increase of the restricted cash deposited for notes payables.

Interest Expense

For the nine month period ended September 30, 2011, we incurred interest expense in the amount of $2,289,361 as compared to $1,665,194 for the nine month period ended September 30, 2010, an increase of 37.48%. The increase in interest expense resulted primarily from an increase of the weighted-average interest rate for our bank loans in China, as well as the large increase in the amount of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $1,231,651 for the nine month period ended September 30, 2011 as compared to $1,756,548 for the nine month period ended September 30, 2010, a decrease of $524,897, or 29.88%. This decrease is primarily attributable to a decrease in profits before income taxes.

Net Income attributable to China RuiTai

We had net income attributable to China RuiTai of $3,211,729 for the nine month period ended September 30, 2011 as compared to $5,236,962 for the nine month period ended September 30, 2010, a decrease of $2,025,233, or 38.67%. This decrease is primarily attributable to an increase in cost of goods sold and general administrative expenses.

Liquidity and Capital Resources

The Company anticipates obtaining additional financing to meet the working capital requirements for its on-going projects and to sustain the business operations for the next twelve months. The Company is exposed to certain risks for significant negative working capital as indicated on the balance sheet, which increases the concern for management’s ability to fulfill the Company’s working capital requirements as well as the ability to continue as a going concern.  The risk is mainly the result of a high level of short-term bank borrowings pursuant to which China RuiTai has a proven record of excellent credit history with the local bank for the past ten years. We do not believe additional debt financing from the bank to fulfill the working capital requirements will be an issue due to the track record of the Company’s credit history and the solid relationship with the local bank. In the event of a default under the bank borrowings, the Company has a $37,612,060 commercial leasing asset, “Taishan Building”, located at Building No. 36, Xibahe Dongli, Chaoyang District, Beijing, which can be sold in the open market.

Results of Operations for the Three Month Period Ended September 30, 2011 Compared to the Three Month Period Ended September 30, 2010

Revenue

Revenue.  During the three month period ended September 30, 2011, we had revenues of $10,955,475 compared to revenues of $11,180,701 during the three month period ended September 30, 2010, a decrease of 2.01%. The decrease in revenue was primarily attributable to: (i) the decrease in the product sales; and (ii) the change in our sales strategy.  In April 2011, we started to evolve into high-end pharmaceutical products and the PVC sector, focusing on the Hvdroxyethyl Cellulose (“HEC”) market.

Cost of Sales.  During the three month period ended September 30, 2011, our cost of sales was $8,693,366 compared to costs of sales of $7,590,381 for the three month period ended September 30, 2010, an increase of 14.53%. This increase in cost of sales resulted in the increase in the price of raw materials and energy usage.

Operating Expenses

Our operating expenses are divided into selling expenses and general and administrative expenses, both of which are discussed below:

Selling Expenses.  Selling expenses, which consist of sales commissions, freight charges, travel and other selling expenses, totaled $515,979 for the three month period ended September 30, 2011, compared to selling expenses of $432,914 for the three month period ended September 30, 2010, an increase of 19.19%. This increase results primarily from an increase of freight charges.

General and Administrative Expenses.  General and administrative expenses totaled $648,200 for the three month period ended September 30, 2011 compared to $436,218 for the three month period ended September 30, 2010, an increase of 48.60%. The main reason for the increase can be attributed to the increase in bank charge.

Income from Operations

For the three month period ended September 30, 2011, our income from operations was $1,097,930 compared to income from operations of $2,721,188 for the three month period ended September 30, 2010, a decrease of 59.65%. This decrease was primarily attributable to lower sales, higher cost of sales, and increased expenses.

Commercial Leasing Income and Costs

For the three month period ended September 30, 2011, our commercial leasing income was $377,871 as compared to $305,767 for the three month period ended September 30, 2010, an increase of 23.58%. The increase was due to an annual rental increase as agreed in the contract, as well as the appreciation of RMB. Rental income was from an acquired commercial property in Beijing. On December 31, 2009, we entered into a Set-Off Agreement with our related party, Shandong Ruitai.  TaiAn, our subsidiary, agreed to allow Shandong Ruitai to satisfy a total of $31,745,649 in debt owed by Shandong Ruitai in return for Shandong Ruitai’s transfer of 100% of its ownership interest in real property located in Beijing, China, commonly known as Taishan Building. As a result, starting in the first quarter of 2010, the Taishan Building has generated rental income of $377,871 for the three month period ended September 30, 2011.

Interest Income

For the three month period ended September 30, 2011, our interest income was $1,027,060 compared to interest income of $267,465 for the three month period ended September 30, 2010, an increase of $759,595, or 284.00%. The increase of interest income resulted primarily from an increase of the restricted cash deposited for notes payables.

Interest Expense

For the three month period ended September 30, 2011, we incurred interest expense in the amount of $752, 579 compared to interest expense of $536,097 for the three month period ended September 30, 2010, an increase of 40.38%. The increase in interest expense resulted primarily from an increase of the weighted-average interest rate for the bank loan in China, as well as the large increase of the interest paid for discounted notes receivable.

Income Tax Expense

Our income tax expense was $401,816 for the three month period ended September 30, 2011 compared to $633,170 for the three month period ended September 30, 2010, a decrease of $231,354, or 36.54%. This decrease is primarily attributed to a decrease in profits before income taxes.

Net Income attributable to China RuiTai

We had net income of $1,105,967 for the three month period ended September 30, 2011 compared to $1,880,515 for the three month period ended September 30, 2010, a decrease of $774,548, or 41.19%.  This decrease is primarily attributable to a decrease in sales and an increase in cost of sales.

Total Current Assets and Total Assets

As of September 30, 2011: (i) our total current assets were $73,295,316 as compared to total current assets of $54,837,199 at December 31, 2010, an increase of $18,458,117, or 33.66%; and (ii) our total assets were $130,375,584 as of September 30, 2011 compared to $110,977,589 as of December 31, 2010, an increase of $19,397,995, or 17.48%. Our total assets increased due to changes that we experienced in cash and cash equivalents, restricted cash, accounts receivable, and notes receivable, all of which are discussed below.

Cash and Cash Equivalents. As of September 30, 2011, our cash and cash equivalents were $6,816,329 as compared to $25,286,619 at December 31, 2010, a decrease of $18,470,290, or 73.04%.  This decrease was primarily attributable to the additional cash required to be deposited as restricted in the bank to serve as collateral for increased notes payable.

Restricted Cash. As of September 30, 2011, our restricted cash was $25,274,142 as compared to $10,254,394 at December 31, 2010, an increase of $15,019,748, or 146.47%.  The Company is required to make restricted security deposits between 50% and 100% of the face amount of the notes with the banks until the notes are settled. This increase was primarily attributable to an overall increase in notes payable.

Accounts Receivable. As of September 30, 2011, our accounts receivable were $9,699,960 as compared to $4,896,665 at December 31, 2010, an increase of $4,803,295, or 98.09%.  This increase was primarily attributable to the effort in developing our marketing strategy to strengthen our sales by extending the accounts receivables payback period to attract our customers.

Advance to suppliers. As of September 30, 2011, we have an advance to suppliers of $2,270,509 as compared to $1,171,477 at December 31, 2010, an increase of $1,099,032, or 93.82%.  This increase was primarily attributable to the corresponding increase attributable to our prepayments to our suppliers to secure favorable raw material prices.

Inventories. As of September 30, 2011, we had inventories of $11,337,856 as compared to $9,468,211 as of December 31, 2010, an increase of $1,869,645, or 19.75%. The increase in inventories from 2011 to 2010 was the result of the increase  the price of products.

Total Current Liabilities

As of September 30, 2011, our total current liabilities were $92,649,129 as compared to $81,072,866 at December 31, 2010, an increase of $11,576,263, or 14.28%.  This increase was primarily attributable to changes in notes payable, and due to related parties as discussed below.

Notes Payable. As of September 30, 2011, our notes payable were $39,051,517 as compared to $18,149,369 as of December 31, 2010, an increase of $20,902,148, or 115.17%. This increase was attributable to the increase  in the notes payable to related party.

Due to related parties. As of September 30, 2011, due to related parties were nil as compared to $2,526,474 as of December 31, 2010, a decrease of $2,526,474, or 100%. The decrease in due to related parties was attributable to continued repayment of the money owed to the related parties to lower interest expense.

Operating Activities

Net cash of $36,050,442 was used in operating activities during the nine month period ended September 30, 2011 compared to net cash generated in operating activities of $5,247,773 during the nine month period ended September 30, 2010, representing a difference of $ 41,298,215. The increase in net cash used by our operating activities was primarily attributable to the following five reasons: (i) a $14,448,202 increase in restricted cash for the nine month period ended September 30, 2011 and a $16,769,400 decrease in restricted cash for the nine month period ended September 30, 2010, a net change of $31,217,602.  The increase in restricted cash is in proportion to the increase in notes payable; (ii) there was a $1,534,086 increase in inventories for the nine month period ended September 30, 2011 and a $757,691 decrease in inventories for the nine month period ended September 30, 2010, a net change of $2,291,777. The increase of inventories is a result of an increase in the price of raw materials; (iii) there was a $2,250,276 increase in advance to suppliers for the nine month period ended September 30, 2011 and a $461,144 decrease in advance to suppliers for the nine month period ended September 30, 2010, a net change of $2,711,420; (iv) there was a $763,410 decrease in accounts payable for the nine month period ended September 30, 2011 and a $1,081,040 increase in accounts payable for the nine month period ended September 30, 2010, a net change of  $1,844,450, which was due to our prompt payment to our supplier to secure favorable raw material prices in 2011; and (v) there was a $11,066,708 decrease in the notes payables for the nine month period ended September 30, 2011 and a $ 25,007,000 decrease in notes payables for the nine month period ended September 30, 2010, a net change of $13,940,292, which reflects the Company’s flexibility in choosing the payment method to our suppliers which will be most favorable to the Company.

Investing Activities

During the nine month period ended September 30, 2011, the net cash used in investing activities was $927,439 as compared to net cash used in investing activities of $1,593,008 for the nine month period ended September 30, 2010, a decrease of $665,569. This decrease was primarily attributable to the decrease in the purchase of equipment.

Financing Activities

During the nine month period ended September 30, 2011, the net cash provided  by financing activities was $17,995,931 as compared to net cash provided in financing activities of $7,749,892 for the nine month period ended September 30, 2010, an increase of $10,246,039. This change in financing activities was primarily attributable to increasing approximately $31 million of loans by utilizing a note payable from the related party and increase of due from related party of $12 million, as a result of increased net cash for financing activities.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following financial statements from China Ruitai International Holdings Co., Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income and Comprehensive Income (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUITAI INTERNATIONAL HOLDINGS CO., LTD.

Date: November 14, 2011	By:	/s/ Dian Min Ma
Dian Min Ma, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Gang Ma
Gang Ma, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)